Form 10-K
period 2009-12-31
HALL TEES, INC.
filed 2010-03-16
CIK 1431499

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2009

HALL TEES, INC
(Exact name of registrant as specified in its charter)

Nevada	333-150829	26-0875401
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification)

7405 Armstrong, Rowlett, Texas 75088
 (Address of principal executive offices (zip code))

(214) 883-0140
 (Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90 days   Yes [X]   No [   ].

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated  filer,"  "accelerated filer" and  smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [  ]   No [X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009: $0.

Shares of common stock outstanding at February 26, 2010:    7,000,000

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 1.                      DESCRIPTION OF BUSINESS

We were formed as a corporation on September 13, 2007.  Our executive offices are located at 7405 Armstrong, Rowlett, Texas 75088.  We specialize in providing specialty printing and silk screen services products.
General
Hall Tees, Inc. (The “Company”) operates as a printer and silk screener.  The Company is located in Rowlett, Texas and was incorporated on September 13, 2007 under the laws of the State of Nevada.

Hall Tees, Inc., is the parent company of Hall Tees & Promotions, L.L.C., (“Hall Tees Texas”), a company incorporated under the laws of the State of Texas on September 13, 2007. Hall Tees Texas was established in 2007 and since that time has been operating a single facility in Texas.

On September 13, 2007, Hall Tees, Inc. ("Hall Tees Nevada"), a private holding company established under the laws of Nevada, was formed in order to acquire 100% of the outstanding common stock of Hall Tees Texas.  On September 15, 2007, Hall Tees Nevada issued 7,000,000 shares of common stock in exchange for a 100% equity interest in Hall Tees Texas.  As a result of the share exchange, Hall Tees Texas became the wholly owned subsidiary of Hall Tees Nevada.  As a result, the shareholders of Hall Tees Texas owned a majority of the voting stock of Hall Tees Nevada. William Lewis was the control person in each of the Companies immediately prior to the share exchange.

BUSINESS OPERATIONS:

Hall Tees is a custom T-shirt printer, silk screen printer, embroiderer of shirts and hats, silk screener of hats, and a corporate apparel printer. Hall Tees provides quality T-shirt printing and screen printing, focusing on reliability and customer satisfaction. If a customer can articulate their image for a T-shirt or apparel, we can reproduce it through conversations with our production staff. We work hard to be accommodating and produce product that can be shipped worldwide.

At present, our market territory is primarily local, soliciting business through word-of-mouth and light advertising such as the Yellow Pages. We continue to develop our local market with targeted phone calls and in-person visits to targeted businesses. On a larger scale, our web site will give us access to a national market. We continue to develop our web site, just1tee.com, to market and deliver our products to anyone with an internet connection and a shipping address.

We screen print and embroider T-shirts, jackets, hats, caps, pants, sweatshirts, jersey’s, uniforms and even bags. Although we are no longer a development stage company as defined by the FASB ASC 915(formerly Financial Accounting Standards Board No. 7), the Company is less than two years old and as such do not have a developed distribution process. As stated previously, our marketing efforts have been primarily local through print advertising and word-of-mouth. This has provided for local deliveries which don’t require a sophisticated distribution system. As we build out our web site, we will simultaneously develop a more sophisticated distribution process through direct shipment.

Our principal suppliers are Stanton Wholesale, Graphic Solutions and Pad Print Logic. Stanton Wholesale supplies the company with the Tee Shirt product. Graphic Solutions provides the state of the art screen printing technology. Pad Print Logic supplies ink and related products. We do not anticipate any disruption in the supply of these raw materials or the technological support for the screen printing process.

Our corporate facilities are located in a 1,200 sf office warehouse space in Rockwall, Texas. We have no lease commitments as we are on a month to month lease of $1,000 per month, and we have a 1,000 sf office at 7405 Armstrong, Rowlett, Texas 75087, which is in the name of the president. The warehouse is on a well-traveled road parallel to a major Interstate. The building has visibility from the Interstate and is in close proximity to major retail outlets such as Wal-Mart, Target, Best Buy, and various other retail strip outlets. We purchase product by container load resulting in higher retail margins, cheaper pricing to the public, and a non-dependency on any one supplier.

The Company has performed pad printing, which is still a mainstay for the business, printing anything from pens to USB drives. Currently we are negotiating to print anywhere from 4000 to 40,000  USB drives per month. Silk-screen printing comprises the majority of the remainder of our revenues, comprising 30% of the total sales.  We have the capability to do laser engraving to gain a larger market in my USB decorating sales.

On January 1, 2008 the Company entered into a capital lease agreement with Graphic Solutions Group, Inc., for a BROTHER GT-541 which uses cutting edge ink jet technology that prints on many garments in high quality color directly from a computer – known as “Direct to Garment” printing.  Lease payments, principal and interest, total $29,220 for the length of the lease. Payments of $487 including principal and interest at 12% are due monthly through December 2012.

This revolutionary technology came out about five years ago and has been growing rapidly. The Brother GT-541(Direct to Garment printer) uses ink jet technology that prints on many garments in high quality color directly from a computer. This ink jet garment printer is as simple to operate as a desktop printer, which can be networked with multiple units, to deliver greater print quality and still remain cost-effective for short-run apparel graphics applications.

The GT-541 is faster and less expensive to operate than traditional screen printing machines due to minimal set-up, tear-down, clean-up, screens, squeegees, or pallet adhesive. The GT-541 water based ink can be cured by a standard heat press, eliminating the need to purchase a conveyor dryer, and significantly thereby reducing operating space requirements.

Conventional silk-screening requires large operational space, special chemicals for processing and reclaiming of screens, exposure units, and a wide range of inks, not to mention a very large investment to be competitive. Generally, under the conventional silk process, a minimum number of shirts have to be purchased, artwork separated, screens made (1 screen per color) at the rate of $25 per screen, designs limited to 6-8 colors in most cases not to mention a small staff to run the equipment.

The Direct to Garment printer is so efficient the Company can now offer a “solution to an age old problem”, NO Setups, NO minimums, and UNLIMITED Colors.  This technology has revolutionized the screen print.

All product sold is bought in its finished state. We perform no assembly or manufacture, only printing, screen printing and embroidery.  We are an established business, having been incorporated on September 13, 2007. We do not plan to offer any new products, however, we do plan to enhance our ordering and production processes through the acquisition of cutting edge silk and embroidery machinery as well as purchase industry best-in-class internet software to facilitate the build-out of our internet marketing, ordering, and delivery.

We source most (80%) of our promotional products through organizations that promote promotional products and companies.  ASI (Advertising Specialty Institute) and PPAI (Promotional Products Association International) are organizations that provide connections to suppliers of finished goods.  Members have access to these suppliers and are afforded discounts from these vendors.

GOVERNMENT REGULATION:

The Company’s business and products are not subject to material regulation. The Company’s operations are not dependent on patents, copyrights, trade secrets, know-how or other proprietary information. We do not anticipate doing so in the future. We are not under any confidentiality agreements or covenants.

INDUSTRY & COMPETITION:

The retail production of apparel printing and embroidery is retail focused and therefore driven by the local economy and the individual tastes and preferences of the purchaser. We are keenly aware that to be competitive we must not only offer the best value for the money but also the service our customers expect when purchasing. It is our opinion the competitiveness of the retail industry for our product entails quality production, ascetic aspects of the products, and service through product knowledge and timely delivery. Competition varies by local retail outlets, internet based operations, and product offering.

Our primary competition is with large internet based customized apparel silk screen printers and embroiders. Such competitors include Broken-Arrow (www.broken-arrow.com) and Zazzle (www.zazzle.com). These companies and companies similar to them provide a on-stop shopping opportunity from customized screen printing and embroidery to personalized designs to T-shirt silk screen printing to wholesale printing as well as corporate and government ordering. Such companies offer high quality, cheap prices, free custom design art, wholesale bulk pricing, fast ordering and organic shirts. Usually they offer no set up fees, art design in-house, free shipping up to $999.00, rush orders and 6 day or less production.

We believe competition will be determined by price, service, and product selection. The Company believes it is competitive in all three categories.

Price – Due to discount purchasing through container of competitively priced quality merchandise, the Company believes it has a competitive advantage with other providers of similar services.

Selection – Through the purchase of the aforementioned machinery and internet software we expect to have a competitive advantage in production and selection.

Service – We are structured to meet the same delivery and turn around time as our competitors.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are located in a 1,200 sf office warehouse space in Rockwall, Texas. We have no lease commitments as we are on a month to month lease of $1,000 per month, and we have a 1,000 sf office at 7405 Armstrong, Rowlett, Texas 75087, which is in the home of the President.

ITEM 3.                      LEGAL PROCEEDINGS

As of December 31, 2009, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ending December 31, 2009 no matters were submitted to security holders for a vote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

Our stock is not currently quoted on any exchange.

Dividends:
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants:
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2009

GOING CONCERN:
The Company has minimal operations and has negative working capital of approximately $78,000 and $39,300 as of December 31, 2009 and December 31, 2008, respectively. Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to either of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EXECUTIVE OVERVIEW:
2009 was a challenging year as the national recession impacted corporate marketing spending and our largest customer Direct Technologies, was having severe cash flow problems.  As discussed in the next section, revenue was down 28% year-over-year, with the most significant reduction due to corporate customers, primarily Direct Technologies (down $45,000).  We rebounded with many new customers (39) and now with funds that are being raised – our S-1/A filing was approved in 2009 – we are able to buy machinery that will greatly improve our efficiencies and hence enable us to bid on larger jobs.

Our fourth fiscal quarter and fiscal year ended on December 31, 2009.

REVENUE:  Revenue for the year ended December 31, 2009, was $56,043 compared with revenues for the twelve months ended December 31, 2008 of $78,303.  The decline is attributed to the slowing economy that started in the fourth quarter of 2008 and continued through the first quarter of 2009.  This decline has been predominately in our corporate merchandising business and five corporate customers totaled a reduction of about $46,900 year-over-year; lost customers totaled approximately $9,600 for a total reduction of approximately $56,500.  New customer accounts netted about $32,300 and existing customers $1,900 in additional revenue resulting in a net reduction in revenue of about $22,300.

COST OF SALES: Cost of sales (COS) were $22,016 (or 39% of revenue) for the year ended December 31, 2009 compared to $17,603 (or 23% of revenue) for the same period in 2008. The increase in COS by 16% points is due to net vendor price increases that we were not able to pass on to the customer.  We continually search for alternative suppliers and will follow-up on supplier options in 2010.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $15,104 and $15,524, were $66,876 and $89,971 for the twelve month periods ended December 31, 2009 and 2008 respectively.  With the reduced revenue the Company implemented cost reductions with the President leading the way by reducing his own contract compensation by approximately $31,500 (from $41,200 to $9,700) and reduced insurance costs of about $3,300.  This was partially off-set by professional fees (audit & filing fees) related to the S-1/A filings of $11,000, and supplies of $700.

NET INCOME (LOSS). The Net Loss for the year ended December 31, 2009 and 2008 was increased from ($44,780) to ($48,013).  The main driver behind the reduction in the net loss was the reduction of operating expenses as discussed above although revenue reduced about $22,300.  Increased cost of sales as a percent of sales resulted in additional costs of about $8,900, additionally there was a credit to Cost of Sales in 2008 of $2,000.

LIQUIDITY AND CAPITAL RESOURCES.  In 2008, the Company filed a Form S-1 registration statement with the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $34,740 and $29,701 as of December 31, 2009 and December 31, 2008, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6 to the December 31, 2009 financial statements.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities for the year ended December 31, 2009 improved by $26,227 versus full year 2008 (negative $22,621) and operating cash flows at December 31, 2009 were positive $3,606.  This improvement has been a result of better asset management and stabilization of margins on sales.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at December 31, 2009 was $17,532.  The funds to fulfill this commitment will be primarily sourced through operations.  As of December 31, 2009 the Company had positive operating cash flows of $3,606, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

Material Changes in Financial Condition

WORKING CAPITAL: In the year ended December 31, 2009 working capital decreased by approximately $38,750, or 99%, to ($78,017) versus December 31, 2008.  This reduction is primarily due to an increase in current liabilities of 82%, or $37,500, driven by an increase in accounts payable/accrued expenses as the Company has stretched its payment days to the President (rent) and others to offset the reduction in sales (reduced operating cash flow).  This increase in current liabilities was partially off-set by a smaller decrease in current assets, 23%, or about $1,250 due to an increase in cash of $2,800 and a decrease in accounts receivable of $4,050.  As the economy begins to rebound the Company expects sales to improve.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation expense, reserve for doubtful accounts and interest expense accruals on capital leases.

STOCKHOLDERS’ EQUITY (DEFICIT): Stockholders’ Equity changed by approximately negative $48,000 or 184% in the year ended December 31, 2009 versus December 31, 2008 due to the net loss in the year ended December 31, 2009.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: The Company is optimistic about its future and the opportunities ahead.  Now that our S-1/A has become effective we have the capital necessary to execute our Plan of Operations (summarized below).

Plan of Operations

The plan of operations for the 12 months will include the continued growth plan of the Company and will concentrate in three areas:

1.	Organic growth through existing customers
2.	New markets
3.	New customers

Organic growth through existing customers: Our organic growth in 2009 slowed with the economy as it was at 2.5% of sales versus 2008 of 65%.  This is one of our key opportunities in 2010 and we plan to return double-digit growth.  The slowdown in growth in 2009 due to the economy stresses the importance for the Company to raise capital to acquire the necessary equipment to improve efficiencies and bring production in-house. This enables the Company to bid on larger jobs and more competitive pricing. There are no current significant seasonal trends in our business that will impact our business quarter-to-quarter.

New Markets: We will explore and review all opportunities to acquiring state of the art apparel printers and developing and launching our shopping and ordering web site “Just 1 Tee”.  By investing in new equipment combined with our web-site we will reach new geographies and will be able to service customer projects that we are currently unable to service.

New Customers: Through increased marketing and advertising dollars we have been reaching new customers, similar to what we currently service, as well as those mentioned above in new markets.  Marketing and advertising costs will be determined by the amount raised in the initial offering. Advertising costs will include targeted internet advertising, printed trade periodicals, and the solicitation of large corporate accounts through the leveraging our President’s industry contacts through ASI (Advertising Specialty Institute), PPAI (Promotional Products Association International) and networking that he has developed over the past 14 years while being involved in the promotional products industry. If the minimum amount is raised in this offering, in the first 12 months of operation, a minimum amount of money will be spent on advertising.

The Company plans to further enhance its software offerings and upgrading to state of the art best in class printing equipment. We plan to invest at least $9,000 in the necessary assets.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of EFP Rotenberg, LLP, appear on pages F-1 through F-11 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

·	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
William Lewis	53	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

Background of the Director and Executive Officer:

William Lewis.
After graduating from high school in 1972, Mr. Lewis studied architecture and graphic design at Ohio State University for three years before continuing his education at Texas Central College, earning an associate degree in criminal justice. Those studies led him to become a police officer. For the fourteen years prior to starting Hall Tees, Inc. Mr. Lewis had a print and promotional advertising company named Hallelujah T’s, which was dissolved in 2007 because of a lack of capital. As President of Hall Tees, Inc. he works six days a week and spends approximately eight hours on any given day on Hall Tees, Inc. affairs.

Mr. Lewis is a member and supporter of ASI (Advertising Specialty Institute) and PPAI (Promotional Products Association International).  Through these two entities, over 80% of the promotional advertising products are sourced and sold (please see description of business).

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2009 and 2008 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
William Lewis	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2009: $9,700 2008: $41,261

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2009 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	William Lewis	6,450,000	92.14%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

•	The Company rents warehouse space from the President at $1,000 per month on a month-to-month lease. As of December 31, 2009 $12,000 was accrued for rent expense not yet paid.
•	The Company owes the Company’s President $34,740 as of December 31, 2009 for operating expenses paid on the Company’s behalf.

There are no other agreements or proposed transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 was $7,850 and in 2008 was $7,750.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements included in the registrant’s Forms S-1 and S-1/A were approximately $15,000 in 2009 and $0 in 2008.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:
•	The Board ensures that the accountants are qualified by reviewing their valid license information.
•	The Board ensures that the firm is registered with the PCAOB.
•	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

 (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity(Deficit) for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K on October 8, ,2009 referencing the change in certifying accountants.

(c)           Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

HALL TEES, INC.

By:  /s/  William Lewis
               William Lewis
Chief Executive Officer & Chief Financial Officer

Dated: March 15, 2010

HALL TEES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hall Tees, Inc.

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of Hall Tees, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of  operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009. Hall Tees, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have audited the accompanying consolidated balance sheets of Hall Tees, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of  operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009. Hall Tees, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hall Tees, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 15, 2010

HALL TEES, INC. Consolidated Balance Sheets December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$3,469	$668
Accounts Receivable, Net of Allowance
for Doubtful Accounts of $11,266 and $6,864	2,007	6,053
Total Current Assets	5,476	6,721

Fixed Assets, Net of Accumulated Depreciation of $31,461 and $16,357	67,759	82,863

TOTAL ASSETS	$73,235	$89,584

LIABILITIES AND STOCKHOLDERS' EQUITY(Deficit)
Current Liabilities
Accounts Payable	$30,706	$10,249
Accrued Expenses	12,203	191
Amounts due Shareholder	34,740	29,701
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	83,493	45,985

Long Term Liabilities
Capitalized Lease Obligation	17,532	23,376
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	11,688	17,532
Total Liabilities	95,181	63,517

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,000,000 shares issued and outstanding	7,000	7,000
Additional Paid-In Capital	63,000	63,000
Accumulated Deficit	(91,946)	(43,933)
Total Stockholders' Equity (Deficit)	(21,946)	26,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(Deficit)	$73,235	$89,584

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUE	$56,043	$78,303
COST OF SALES	22,016	17,603
GROSS PROFIT	34,027	60,700

OPERATING EXPENSES
Depreciation	15,104	15,524
Selling and Advertising Expenses	8,742	9,675
Other General Expenses	58,134	80,296
TOTAL OPERATING EXPENSES	81,980	105,495

NET OPERATING LOSS	(47,953)	(44,795)

OTHER INCOME (EXPENSE)
Interest Income	-	15
Interest Expense	(60)	-
TOTAL OTHER INCOME (EXPENSE)	(60)	15

NET LOSS BEFORE INCOME TAXES	(48,013)	(44,780)

Provision for Income Taxes (Expense) Benefit	0	0

NET LOSS	$(48,013)	$(44,780)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,000,000	7,000,000
Income (Loss) for Common Stockholders	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Years Ended December 31, 2009 and 2008

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings (Deficit)	Totals

Stockholders' Equity,
January 1, 2008	7,000,000	$7,000,877	$63,000	$847	$70,847

Net Loss				(44,780)	(44,780)

Stockholders' Equity,
December 31, 2008	7,000,000	$7,000	$63,000	$(43,933)	$26,067

Net Loss				(48,013)	(48,013)

Stockholders' Deficit,
December 31, 2009	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,013)	$(44,780)
Adjustments to reconcile net loss to net cash used
(provided) by operating activities:
Depreciation	15,104	15,524
Bad Debt Expense	8,884	6,864
Changes in assets and liabilities:
(Increase) in Accounts Receivable	(4,838)	(9,859)
Increase in Accounts Payable	20,457	9,555
Increase in Accrued Expenses	12,012	75
Net Cash Provided/(Used) by Operating Activities	3,606	(22,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(5,844)	(5,844)
Borrowings from Stockholder	5,039	15,422
Net Cash Provided/(Used) by Financing Activities	(805)	9,578

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	2,801	(13,043)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	668	13,711

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,469	$668

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$32	$2,355
Capitalized Lease Obligation	$-	$29,220

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Notes to the Consolidated Financial Statements December 31, 2009 and 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Hall Tees, Inc. (The “Company”) operates as a printer and silk screener.  The Company is located in Rowlett, Texas and was incorporated on September 13, 2007 under the laws of the State of Nevada.

Hall Tees, Inc., is the parent company of Hall Tees & Promotions, L.L.C., (“Hall Tees Texas”), a company incorporated under the laws of the State of Texas. Hall Tees Texas was established in 2007 and for the past fifteen months has been operating a single facility in Texas.

On September 12, 2007, Hall Tees, Inc. ("Hall Tees Nevada"), a private holding company established under the laws of Nevada, was formed in order to acquire 100% of the outstanding membership interests of Hall Tees Texas.  On September 15, 2007, Hall Tees Nevada issued 7,000,000 shares of common stock in exchange for a 100% equity interest in Hall Tees Texas.  As a result of the share exchange, Hall Tees Texas became the wholly owned subsidiary of Hall Tees Nevada.  As a result, the members of Hall Tees Texas owned a majority of the voting stock of Hall Tees Nevada.  The transaction was regarded as a reverse merger whereby Hall Tees Texas was considered to be the accounting acquirer as its members retained control of Hall Tees Nevada after the exchange, although Hall Tees Nevada is the legal parent company.  The share exchange was treated as a recapitalization of Hall Tees Nevada.  As such, Hall Tees Texas (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Hall Tees Nevada had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital stock.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  Below is a summary of certain significant accounting policies selected by management.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.     The Company’s subsidiaries are consolidated with the parent company.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less are included in cash and cash equivalents.  All deposits are maintained in FDIC insured depository accounts in local financial institutions and balances are insured up to $250,000.

Fair Value of Financial Instruments:

The carrying amounts of cash, cash equivalents, accounts receivable, capital leases, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $11,266 and $6,864 at December 31, 2009 and 2008 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed assets are stated at cost if purchased, or at fair value in a nonmonetary exchange, less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.  Leases that meet the requirements of ASC 840-10, Accounting for Leases (formally SFAS No. 13) are capitalized and included in fixed assets.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements," (formerly Statement of Financial Accounting Standards (“SFAS”) No. 48). Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
•	The price is fixed and determinable; and
•	Collectability is reasonably assured.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Recent Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2009 and 2008 are as follows:
	2009	2008
Furniture & Equipment	$70,000	$70,000
Capitalized Leases	29,220	29,220
Gross Fixed Assets	99,220	99,220
Less: Accumulated Depreciation	(31,461)	(16,357)
Net Fixed Assets	$67,759	$82,863

Depreciation expense for the years ended December 31, 2009 and 2008 was $15,104 and $15,524, respectively.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $12,052 and $12,000 (see footnote 6) for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2009 and December 31, 2008, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2009 and December 31, 2008, there were 7,000,000 shares outstanding.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes”, (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplemented SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at December 31, 2009 and 2008 consisted of the following:

Deferred tax asset related to:	2009	2008
Prior year	$11,583	$0
Tax benefit for current year	11,404	11,583
Total deferred tax asset	22,987	11,583
Less: valuation allowance	(22,987)	(11,583)
Net deferred tax asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $91,900 at December 31, 2009, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at December 31, 2009.

Upon adoption of ASC 740-10, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the year ended December 31, 2009 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $34,740 and $29,701 as of December 31, 2009 and December 31, 2008, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2009, the President provides general management services to the Company for $3,000 to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $9,700 and $41,300 for the years ended December 31, 2009 and 2008, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $12,000 in 2009 and 2008.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of approximately $78,000 and $39,300 as of December 31, 2009 and December 31, 2008, respectively. Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to either of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

During 2009, the FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 4, 2010, which is the date the financial statements were issued.

On February 28, 2010 we had raised $53,300, which exceeded the minimum amount to be raised under our Registration Statement Form S-1 that became effective on December 23, 2009.  We deposited the funds in our account within the terms of our registration statement.