Form 10-Q
period 2010-03-31
HALL TEES, INC.
filed 2010-04-30
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-150829

HALL TEES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0875401
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7405 Armstrong, Rowlett, Texas 75088
(Address of principal executive offices)

  (214) 883-0140
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer	[ ]	Accelerated Filer	[ ]

Non-Accredited Filer	[ ]	Smaller Reporting Company	[X]
Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

As of April 26, 2010, there were 7,605,400 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	12

Item 3	Controls and Procedures	13

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14

HALL TEES, INC. Consolidated Balance Sheets March 31, 2010 and December 31, 2009

	2010 (Unaudited)	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$282,561	$3,469
Accounts Receivable, Net of Allowance
for Doubtful Accounts of $2,735 and $11,266	1,773	2,007
Total Current Assets	284,334	5,476

Fixed Assets, Net of Accumulated Depreciation of $35,392 and $31,461	73,208	67,759

TOTAL ASSETS	$357,542	$73,235

LIABILITIES AND STOCKHOLDERS' EQUITY(Deficit)
Current Liabilities
Accounts Payable	$38,346	$30,706
Accrued Expenses	15,217	12,203
Amounts due Shareholder	34,407	34,740
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	93,814	83,493

Long Term Liabilities
Capitalized Lease Obligation	16,071	17,532
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	10,227	11,688
Total Liabilities	104,041	95,181

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,576,900 and 7,000,000 shares issued and outstanding	7,577	7,000
Additional Paid-In Capital	350,873	63,000
Accumulated Deficit	(104,949)	(91,946)
Total Stockholders' Equity (Deficit)	253,501	(21,946)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)	$357,542	$73,235

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Unaudited Consolidated Statements of Operations For the Three Months Ended March 31, 2010 and 2009

	2010	2009

REVENUE	$11,128	$14,776
COST OF SALES	4,666	1,598
GROSS PROFIT	6,462	13,178

OPERATING EXPENSES
Depreciation	3,632	3,817
Selling and Advertising Expenses	192	-
Other General Expenses	15,343	16,132
TOTAL OPERATING EXPENSES	19,467	19,949

NET OPERATING LOSS	(13,005)	(6,771)

OTHER INCOME (EXPENSE)
Interest Income	-	-
Interest Expense	2	-
TOTAL OTHER INCOME (EXPENSE)	2	-

NET LOSS BEFORE INCOME TAXES	(13,003)	(6,771)

Provision for Income Taxes (Expense) Benefit	-	-

NET LOSS	$(13,003)	$(6,771)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,105,657	7,000,000
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Three Months Ended March 31, 2010 and The Year Ended December 31, 2009

	Common Stock		Paid-In
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity,
January 1, 2009	7,000,000	$7,000	$63,000	$(43,933)	$26,067

Net Loss				(48,013)	(48,013)

Stockholders' Deficit,
December 31, 2009	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

Issuance of Stock for Cash	576,900	577	287,873		288,450

Net Loss				(13,003)	(13,003)

Stockholders' Equity,
March 31, 2010(Unaudited)	7,576,900	$7,577	$350,873	$(104,949)	$253,501

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Unaudited Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,003)	$(6,771)
Adjustments to reconcile net loss to net cash used
(provided) by operating activities:
Depreciation	3,932	3,817
Bad Debt Expense	102	0
Changes in assets and liabilities:
Change in Accounts Receivable	132	(2,358)
(Increase) in Other Assets	-	(446)
Increase in Accounts Payable	7,640	6,708
Increase in Accrued Expenses	3,014	3,139
Net Cash Provided/(Used) by Operating Activities	1,817	4,089

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(9,381)	-
Net Cash Provided/(Used) by Financing Activities	(9,381)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(1,461)	(1,461)
Proceeds from Sale of Stock	288,450	-
(Payments) on Stockholder Advances	(333)	(1,054)
Net Cash Provided/(Used) by Financing Activities	286,656	(2,515)

NET INCREASE IN CASH AND CASH EQUIVALENTS	279,092	1,574

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,469	668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282,561	$2,242

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$-	$-
Cash Paid During the Year for Taxes	$-	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2010 and 2009 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $2,735 and $11,266 at March 31, 2010 and December 31, 2009 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed assets are stated at cost if purchased, or at fair value in a nonmonetary exchange, less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.  Leases that meet the requirements of ASC 840-10, Accounting for Leases are capitalized and included in fixed assets.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements," Revenue will be recognized only when all of the following criteria have been met:

·	Persuasive evidence of an arrangement exists;
·	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
·	The price is fixed and determinable; and
·	Collectability is reasonably assured.

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2010 and December 31, 2009 are as follows:
	2010	2009
Furniture & Equipment	$79,380	$70,000
Capitalized Leases	29,220	29,220
Gross Fixed Assets	108,600	99,220
Less: Accumulated Depreciation	(35,392)	(31,461)
Net Fixed Assets	$73,208	$67,759

Depreciation expense for the three month periods ended March 31, 2010 and 2009 was $3,932 and $3,817, respectively.  The Company purchased $9,380 of production and computer equipment in the three month period ended March 31, 2010.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 and $3,000, for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2010 and December 31, 2009, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2010 and December 31, 2009, there were 7,576,900 and 7,000,000 shares outstanding respectively.

On December 23, 2009, our Form S-1/A that was filed on December 7, 2009, became effective.  Under this registration statement for the three months ended March 31, 2010, the Company has raised $288,450 by selling 576,900 shares at $0.50 per share.

The Company does not have any stock option plans or warrants.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes”, which supplemented SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Deferred Tax Asset	$26,237	$22,987
Less: Valuation Allowance	(26,237)	(22,987)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $104,900 at March 31, 2010 and $91,900 at December 31, 2009, and will expire in the years 2025 through 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at March 31, 2010 and December 31, 2009.

Upon adoption of ASC 740-10, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the three months ended March 31, 2010 and the year ended December 31, 2009 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $34,407 and $34,740 as of March 31, 2010 and December 31, 2009, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for $3,000 to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $1,700 and $4,300 for the three months ended March 31, 2010 and 2009, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $3,000 in each of the three months ended March 31, 2010 and 2009.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $190,500 at March 31, 2010 and negative $78,000 as of December 31. This positive working capital at March 31, 2010 is a result of raising $288,450 under the Form S-1/A that was filed on December 31, 2009 and became effective on December 23, 2009.  Without this money the working capital at March 31, 2010 would have been approximately negative $98,000.  Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company has begun to raise additional working capital through private placements and if this is not sufficient will also consider or bank loans or additional shareholder loans. There are no assurances that the Company will be able to any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has recently issued the following guidance:

 SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which was effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which was be effective for the Company as of January 1, 2010.

FSP No. FAS 107-1 and APB 28-1:  “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2:  “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.

Management has reviewed these new standards and believes they will have no material impact on the financial statements of the Company.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

Hall Tees is a custom T-shirt printer, silk screen printer, embroiderer of shirts and hats, silk screener of hats, and other promotional corporate apparel and trinkets. Hall Tees provides quality T-shirt printing and screen printing, glass etching and decal printing, focusing on reliability and customer satisfaction. If a customer can articulate their image for a T-shirt or trinket we can reproduce it through conversations with our production staff. We work hard to be accommodating and produce product that can be shipped worldwide..

RESULTS FOR THE FIRST QUARTER ENDED March 31, 2010

Our quarter ended on March 31, 2010.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2010 was $11,128 compared to $14,776 for the three month period ended March 31, 2009.  Revenue decreased $3,648 or 25% and the decline is attributed to the slowing economy that started in the fourth quarter of 2008 and has continued through the quarter ended March 31, 2010.  This decline has been predominately in our corporate merchandising business and three corporate customers totaled a reduction of about $6,400.   New customer accounts netted about $2,800 in additional revenue resulting in a net reduction in revenue of about $3,600.

COST OF SALES: Cost of sales (COS) were $4,666 (or 42% of revenue) for the three months ended March 31, 2010 compared to $1,598 (or 11% of revenue) for the same period in 2009. The increase in COS is due to net vendor price increases that we were not able to pass on to the customer and product mix.  We continually search for alternative suppliers and will follow-up on supplier options in 2010.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $3,932 and $3,817, were $15,535 and $16,132 for the three month periods ended March 31, 2010 and 2009 respectively.  With the reduced revenue the Company implemented cost reductions with the President leading the way by reducing his own contract compensation by approximately $2,600 (from $4,300 to $1,700).

NET INCOME (LOSS). The Net Loss for the three months ended March 31, 2010 and 2009 was $13,003 versus $6,771.  The main driver behind the increase in the net loss was the increased material costs and product mix as discussed above although operating expenses reduced quarter-over-quarter.

LIQUIDITY AND CAPITAL RESOURCES. In 2008, the Company filed a Form S-1 registration statement with the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan.  This Form S-1 became effective on December 23, 2009, and the Company has raised $288,450 by selling 576,900 shares at $0.50 per share as of March 31, 2010.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $34,407 and $34,740 as of March 31, 2010 and December 31, 2009, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6 to the December 31, 2009 financial statements.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities for the three months ended march 31, 2010 was positive approximately $1,800.  With an improved economy and asset investment to spur sales, the Company expects operating cash flow to improve with increased sales.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at March 31, 2010 was $16,071 and at December 31, 2009 was $17,532.  The funds to fulfill this commitment will be primarily sourced through operations.  As of March 31, 2010 the Company had positive operating cash flows of $1,800, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased by approximately $268,500 to $190,500 since December 31, 2009.  This increase is due to the cash raised in selling stock under the Form S-1/A that became effective on December 31, 2009.  As of March 31, 2010 the Company has raised $288,450 by selling 576,900 shares at $0.50 per share .

SHAREHOLDERS’ EQUITY: Shareholders’ Equity increased by approximately $275,500 due to the cash raised in selling stock under the Form S-1/A that became effective on December 31, 2009.  The net loss in the three months ended March 31, 2010 of $13,000 partially offset the cash increase.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive and Chief Financial Officer as of March 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed one Form 8-K during the three months ended March 31, 2010.
a.	February 28, 2010, the Company announced that it had broken escrow on the funds being raised through the Form S-1/A that became effective on December 23, 2009.
(b)	Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL TEES, INC.

By /s/ William Lewis
William Lewis, President, CFO

Date: April, 30, 2010