Form 10-Q
period 2010-06-30
HALL TEES, INC.
filed 2010-08-10
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes []   No [  X  ].

As of August 1, 2010, there were 7,605,400 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	12

Item 3	Controls and Procedures	14

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	15

HALL TEES, INC. Consolidated Balance Sheets June 30, 2010 and December 31, 2009

	2010 (Unaudited)	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$257,753	$3,469
Accounts Receivable, Net of Allowance
for Doubtful Accounts of $2,735 and $11,266	2,720	2,007
Total Current Assets	260,473	5,476

Fixed Assets, Net of Accumulated Depreciation of $40,425 and $31,461	83,881	67,759

TOTAL ASSETS	$344,354	$73,235

LIABILITIES AND STOCKHOLDERS' EQUITY(Deficit)
Current Liabilities
Accounts Payable	$22,042	$30,706
Accrued Expenses	18,379	12,203
Amounts due Shareholder	34,467	34,740
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	80,732	83,493

Long Term Liabilities
Capitalized Lease Obligation	14,610	17,532
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	8,766	11,688
Total Liabilities	89,498	95,181

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,605,400 and 7,000,000 shares issued and outstanding	7,605	7,000
Additional Paid-In Capital	365,095	63,000
Accumulated Deficit	(117,844)	(91,946)
Total Stockholders' Equity (Deficit)	254,856	(21,946)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)	$344,354	$73,235

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Unaudited Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUE	$17,696	$20,112	$28,824	$34,888
COST OF SALES	8,468	7,885	13,134	9,483
GROSS PROFIT	9,228	12,227	15,690	25,405

OPERATING EXPENSES
Depreciation	5,333	3,790	8,965	7,607
Selling and Advertising Expenses	1,059	6,901	1,251	6,501
Other General Expenses	16,163	13,627	31,506	30,159
TOTAL OPERATING EXPENSES	22,555	24,318	41,722	44,267

NET OPERATING LOSS	(13,327)	(12,091)	(26,032)	(18,862)

OTHER INCOME (EXPENSE)
Interest Income	132	-	134	-
Interest Expense	-	(32)	-	(32)
TOTAL OTHER INCOME (EXPENSE)	132	(32)	134	(32)

NET LOSS BEFORE INCOME TAXES	(13,195)	(12,123)	(25,898)	(18,894)

Provision for Income Taxes (Expense) Benefit	-	-	-	-

NET LOSS	$(13,195)	$(12,123)	$(25,898)	$(18,894)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,599,449	7,000,000	7353,917	7,000,000
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Six Months Ended June 30, 2010 and The Year Ended December 31, 2009

	Common Stock		Paid-In
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity,
January 1, 2009	7,000,000	$7,000	$63,000	$(43,933)	$26,067

Net Loss				(48,013)	(48,013)

Stockholders' Deficit,
December 31, 2009 (Audited)	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

Issuance of Stock for Cash	605,400	605	302,095		302,700

Net Loss				(25,898)	(25,898)

Stockholders' Equity,
June 30, 2010 (Unaudited)	7,605,400	$7,605	$365,095	$(117,844)	$254,856

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,898)	$(18,894)
Adjustments to reconcile net loss to net cash used
(provided) by operating activities:
Depreciation	8,965	7,607
Bad Debt Expense	102	6,823
Changes in assets and liabilities:
(Increase) in Accounts Receivable	(815)	(8,942)
Increase in Accounts Payable	(8,664)	9,850
Increase in Accrued Expenses	6,176	6,533
Net Cash Provided/(Used) by Operating Activities	(20,134)	2,977

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(25,087)	-
Net Cash Provided/(Used) by Investing Activities	(25,087)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(2,922)	(2,922)
Proceeds from Sale of Stock	302,700	-
(Payments) Borrowings: Stockholder Advances	(273)	3,391
Net Cash Provided/(Used) by Financing Activities	299,505	469

NET INCREASE IN CASH AND CASH EQUIVALENTS	254,284	3,446

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,469	668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257,753	$4,114

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$-	$525
Cash Paid During the Year for Taxes	$-	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Management believes that all adjustments necessary for a fair statement of the results of the six months ended June 30, 2010 and 2009 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $2,735 and $11,266 at June 30, 2010 and December 31, 2009 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2010 and December 31, 2009 are as follows:
	2010	2009
Furniture & Equipment	$95,086	$70,000
Capitalized Leases	29,220	29,220
Gross Fixed Assets	124,306	99,220
Less: Accumulated Depreciation	(40,425)	(31,461)
Net Fixed Assets	$83,881	$67,759

Depreciation expense for the three month periods ended June 30, 2010 and 2009 was $5,333 and $3,790, respectively.   Depreciation expense for the six month periods ended June 30, 2010 and 2009 was $8,965 and $7,607, respectively.  The Company purchased $15,706 of production and computer equipment in the three month period ended June 30, 2010 and $25,087 in the six month period ended June 30, 2010.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 for the three month periods ended June 30, 2010 and 2009, and $6,000 for the six month periods ended June 30, 2010 and 2009 .

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2010 and December 31, 2009, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2010 and December 31, 2009, there were 7,605,400 and 7,000,000 shares outstanding respectively.

On December 23, 2009, our Form S-1/A that was filed on December 7, 2009, became effective.  Under this registration statement for the six months ended June 30, 2010, the Company has raised $302,700 by selling 605,400 shares at $0.50 per share.

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

Deferred tax assets at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Deferred Tax Asset	$29,460	$22,987
Less: Valuation Allowance	(29,460)	(22,987)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $117,844 at June 30, 2010 and $91,900 at December 31, 2009, and will expire in the years 2025 through 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at June 30, 2010 and December 31, 2009.

Upon adoption of ASC 740-10, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the six months ended June 30, 2010 and the year ended December 31, 2009 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $34,467 and $34,740 as of June 30, 2010 and December 31, 2009, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for $3,000 to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $4,500 and $2,150 for the three months ended June 30, 2010 and 2009, respectively and $6,200 and $6,450 for the six months ended June 30, 2010 and 2009, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $6,000 in each of the six months ended June 30, 2010 and 2009.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $179,700 at June 30, 2010 and negative $78,000 as of December 31, 2009. This positive working capital at June 30, 2010 is a result of raising $302,700 under the Form S-1/A that was filed on December 12, 2009 and became effective on December 23, 2009.  Without this money the working capital at June 30, 2010 would have been approximately negative $123,000.  Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company has begun to raise additional working capital through private placements and if this is not sufficient will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

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

General

During the second quarter of 2010 we were well positioned to experience increased revenue as the economy began to recover.  Although revenue in the six months ended June 30, 2010 was less than the same period in 2009, revenue for the three months ended June 30, 2010 versus the three months ended March 31, 2010 was up 59% (or $6,568) from $11,128 to $17,696.

RESULTS FOR THE THREE AND SIX MONTHS ENDED June 30, 2010

Our quarter ended on June 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2010 was $17,696 compared to $20,112 for the three month period ended June 30, 2009.  Revenue decreased $2,416 or 12% and the decline is attributed to the slowing economy that started in the fourth quarter of 2008 and has continued into 2010.  This decline has been predominately in our corporate merchandising business and four corporate customers totaled a reduction of about $2,300.   New customer and repeat accounts grossed about $5,300 but were off-set by small one-time customers in 2009 that did not repeat in 2010 of about $5,300.

Revenue for the six months ended June 30, 2010 was $28,824 compared to $34,888 for the six month period ended June 30, 2009.  Revenue decreased $6,064 or 17%.  As above the economy has impacted year-over-year revenues and the decline was due to three customers in our corporate merchandising business with a reduction of about $$6,500.   New customer and repeat accounts grossed about $11,900 but were off-set by small one-time customers in 2009 that did not repeat in 2010 of about $11,500.

COST OF SALES: Cost of sales (COS) were $8,468 (or 48% of revenue) for the three months ended June 30, 2010 compared to $7,885 (or 40% of revenue) for the same period in 2009. COS for the six months ended June 30, 2010 were $13,134 (46%) compared to $9,483 (27%) for the same period in 2009.  The increase in COS is due to net vendor price increases that we were not able to pass on to the customer and product mix.  We continually search for alternative suppliers and will follow-up on supplier options in 2010.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $5,333 and $3,790, were $17,222 and $20,528 for the three month periods ended June 30, 2010 and 2009 respectively.  With the reduced revenue the Company reduced costs related to advertising  and marketing by about $5,400 which were partially off-set by increased payroll of $2,100.

Operating expenses, exclusive of depreciation expense of $8,965 and $7,607, were $32,757 and $36,660 for the six month periods ended June 30, 2010 and 2009 respectively.  The reduced expenses trend along the same lines as the second quarter as advertising and marketing are down about $5,200 and were partially off-set by higher office expenses of $1,300.

NET INCOME (LOSS). The Net Loss for the three months ended June 30, 2010 and 2009 was $13,195 versus $12,123.  The main driver behind the slight increase in the net loss was the increased material costs and product mix as discussed above although operating expenses reduced quarter-over-quarter.  The Net Loss for the six months ended June 30, 2010 and 2009 was $25,898 versus $18,894.

LIQUIDITY AND CAPITAL RESOURCES. In 2008, the Company filed a Form S-1 registration statement with the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan.  This Form S-1 became effective on December 23, 2009, and the Company has raised $302,700 by selling 605,400 shares at $0.50 per share as of June 30, 2010.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $34,467 and $34,740 as of June 30, 2010 and December 31, 2009, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6 to the December 31, 2009 financial statements.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities for the three months ended June 30, 2010 was negative approximately $21,951.  With an improved economy and asset investment to spur sales, the Company expects operating cash flow to improve with increased sales.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at June 30, 2010 was $14,610 and at December 31, 2009 was $17,532.  The funds to fulfill this commitment will be primarily sourced through operations.  As of June 30, 2010 the Company had negative operating cash flows of $20,134, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased by approximately $258,000 to $179,700 since December 31, 2009.  This increase is due to the cash raised in selling stock under the Form S-1/A that became effective on December 31, 2009.  As of June 30, 2010 the Company has raised $302,700 by selling 605,400 shares at $0.50 per share .

SHAREHOLDERS’ EQUITY: Shareholders’ Equity increased by approximately $276,800 due to the cash raised in selling stock under the Form S-1/A that became effective on December 31, 2009.  The net loss in the six months ended June 30, 2010 of $25,900 partially offset the cash increase.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive and Chief Financial Officer as of June 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed one Form 8-K during the three months ended June 30, 2010.
a.	February 28, 2010, the Company announced that it had broken escrow on the funds being raised through the Form S-1/A that became effective on December 23, 2009.
(b)	Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL TEES, INC.

By /s/ William Lewis
William Lewis, President, CFO

Date: August 5, 2010