Form 10-Q
period 2010-09-30
HALL TEES, INC.
filed 2010-11-09
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accredited Filer	[ ]	Accelerated Filer	[ ]

Non-Accredited Filer	[ ]	Smaller Reporting Company	[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [ X ].

As of November 9, 2010, there were 7,605,400 shares of Common Stock of the issuer outstanding.

HALL TEES, INC. Consolidated Balance Sheets September 30, 2010 and December 31, 2009

	2010 (Unaudited)	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$202,018	$3,469
Accounts Receivable, Net of Allowance
for Doubtful Accounts of $4,660 and $11,266	7,862	2,007
Total Current Assets	209,880	5,476

Fixed Assets, Net of Accumulated Depreciation of $45,539 and $31,461	86,601	67,759

TOTAL ASSETS	$296,481	$73,235

LIABILITIES AND STOCKHOLDERS' EQUITY(Deficit)
Current Liabilities
Accounts Payable	$1,565	$30,706
Accrued Expenses	21,234	12,203
Amounts due Shareholder	38,743	34,740
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	67,386	83,493

Long Term Liabilities
Capitalized Lease Obligation	13,149	17,532
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	7,305	11,688
Total Liabilities	74,691	95,181

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,605,400 and 7,000,000 shares issued and outstanding	7,605	7,000
Additional Paid-In Capital	365,095	63,000
Accumulated Deficit	(150,910)	(91,946)
Total Stockholders' Equity (Deficit)	221,790	(21,946)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)	$296,481	$73,235

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUE	$29,645	$11,548	$58,469	$46,436
COST OF SALES	22,159	6,548	35,293	16,031
GROSS PROFIT	7,486	5,000	23,176	30,405

OPERATING EXPENSES
Depreciation	5,115	3,763	14,080	11,370
Selling and Advertising Expenses	-	2,436	1,251	8,937
Other General Expenses	35,605	7,089	67,111	37,248
TOTAL OPERATING EXPENSES	40,720	13,288	82,442	57,555

NET OPERATING LOSS	(33,234)	(8,288)	(59,266)	(27,150)

OTHER INCOME (EXPENSE)
Interest Income	168	-	302	-
Interest Expense	-		-	(32)
TOTAL OTHER INCOME (EXPENSE)	168	-	302	(32)

NET LOSS BEFORE INCOME TAXES	(33,066)	(8,288)	(58,964)	(27,182)

Provision for Income Taxes (Expense) Benefit	-	-	-	-

NET LOSS	$(33,066)	$(8,288)	$(58,964)	$(27,182)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,605,400	7,000,000	7,353,917	7,000,000
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Nine Months Ended September 30, 2010 and The Year Ended December 31, 2009

	Common Stock		Paid-In
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity,
January 1, 2009	7,000,000	$7,000	$63,000	$(43,933)	$26,067

Net Loss				(48,013)	(48,013)

Stockholders' Deficit,
December 31, 2009	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

Issuance of Stock for Cash	605,400	605	302,095		302,700

Net Loss				(58,964)	(58,964)

Stockholders' Equity,
September 30, 2010 (Unaudited)	7,605,400	$7,605	$365,095	$(150,910)	$221,790

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(58,964)	$(27,182)
Adjustments to reconcile net loss to net cash used
(provided) by operating activities:
Depreciation	14,080	11,370
Bad Debt Expense	2,027	11,812
Changes in assets and liabilities:
(Increase) in Accounts Receivable	(7,882)	(9,169)
Increase (Decrease) in Accounts Payable	(29,141)	9,335
Increase in Accrued Expenses	9,031	9,175
Net Cash Provided/(Used) by Operating Activities	(70,849)	5,341

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(32,922)	-
Net Cash Provided/(Used) by Investing Activities	(32,922)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(4,383)	(4,383)
Proceeds from Sale of Stock	302,700	-
(Payments) Borrowings: Stockholder Advances	4,003	4,770
Net Cash Provided/(Used) by Financing Activities	302,320	387

NET INCREASE IN CASH AND CASH EQUIVALENTS	198,549	5,728

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,469	668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,018	$6,396

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$-	$32
Cash Paid During the Year for Taxes	$-	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2010 and 2009 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $4,660 and $11,266 at September 30, 2010 and December 31, 2009 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2010 and December 31, 2009 are as follows:
	2010	2009
Furniture & Equipment	$102,920	$70,000
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	99,220
Less: Accumulated Depreciation	(45,539)	(31,461)
Net Fixed Assets	$86,601	$67,759

Depreciation expense for the three month periods ended September 30, 2010 and 2009 was $5,115 and $3,763, respectively.   Depreciation expense for the nine month periods ended September 30, 2010 and 2009 was $14,080 and $11,370, respectively.  The Company purchased $7,833 of equipment during the three months ended September 30, 2010 and $32,920 of production, computer and equipment in the nine month period ended September 30, 2010.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 for the three month periods ended September 30, 2010 and 2009, and $9,000 for the nine month periods ended September 30, 2010 and 2009 .

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2010 and December 31, 2009, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2010 and December 31, 2009, there were 7,605,400 and 7,000,000 shares outstanding respectively.

On December 23, 2009, our Form S-1/A that was filed on December 7, 2009, became effective.  Under this registration statement for the nine months ended September 30, 2010, the Company has raised $302,700 by selling 605,400 shares at $0.50 per share.

The Company does not have any stock option plans or warrants.

 NOTE 5 – INCOME TAXES

The Company has adopted ASC 740 “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at September 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Deferred Tax Asset	$37,930	$22,987
Less: Valuation Allowance	(37,930)	(22,987)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $151,730 at September 30, 2010 and $91,900 at December 31, 2009, and will expire in the years 2025 through 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at September 30, 2010 and December 31, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the nine months ended September 30, 2010 and the year ended December 31, 2009 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $38,743 and $34,740 as of September 30, 2010 and December 31, 2009, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for $3,000 to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $2,300 and $1,000 for the three months ended September 30, 2010 and 2009, respectively and $8,500 and $7,500 for the nine months ended September 30, 2010 and 2009, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $9,000 in each of the nine months ended September 30, 2010 and 2009.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $142,500 at September 30, 2010 and negative $78,000 as of December 31, 2009. This positive working capital at September 30, 2010 is a result of raising $302,700 under the Form S-1/A that was filed on December 7, 2009 and became effective on December 23, 2009.  Without this money the working capital at September 30, 2010 would have been approximately negative $161,200.  Because of this negative working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company has begun to raise additional working capital through private placements and if this is not sufficient will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has recently issued the following guidance:

 ASC 860:  "Accounting for Transfers of Financial Assets, which was effective for the Company as of January 1, 2010.

ASC 810-10:  "Accounting for Transfers of Financial Assets", which was be effective for the Company as of January 1, 2010.

ASC 825:  “Interim Disclosures about Fair Value of Financial Instruments”.

ASC 320-10-65-4:  “Recognition and Presentation of Other-Than-Temporary Impairments”.

ASC 820-10-65-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.

Management has reviewed these new standards and believes they will have no material impact on the financial statements of the Company.

NOTE 9 – REVENUE CONCENTRATION

The Company’s four largest customers account for 63% ($36,591) of the 2010 year-to-date revenues.  In the nine months ended September 30, 2009 the Company’s three largest customers accounted for 55% of the year-to-date revenues. The table below discloses the customers and their sales revenue for the nine months ending September 30, 2010 and 2009.

	YTD 2010 Sales		YTD 2009 Sales
Customer	$	%	$	%
GV Marine Service	15,387	26%	-	0%
DIRECT TECH	12,319	21%	14,950	32%
Lobo Tortilla Factory	5,094	9%	7,349	16%
Lakeshore Church	3,791	6%	2,561	6%
Other	21,878	37%	21,576	46%
TOTAL	58,469	100%	46,436	100%

NOTE 10 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 9, 2010, which is the date the financial statements were issued.  No reportable subsequent events were noted.

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

General

During the third quarter of 2010 we saw top line revenue increase vs. the prior year as we began to silk screen ‘KoolVest’ which are very popular in the summer months.  Revenue in the nine months ended September 30, 2010 was up by 26% versus the same period in 2009.

RESULTS FOR THE THREE AND NINE MONTHS ENDED September 30, 2010

Our quarter ended on September 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2010 was $29,645 compared to $11,548 for the three month period ended September 30, 2009.  Revenue increased $18,097 or 157% and the increase is attributed to new customers generating about $20,000 in new sales.  Most of this increase is due to one customer, ($15,000), and their purchase of silk-screened ‘KoolVests’ which, as it sounds, keeps customers cool in hot weather.  Repeat customers improved $5,000 and lost customers impacted sales about $7,000.

Revenue for the nine months ended September 30, 2010 was $58,469 compared to $46,436 for the nine month period ended September 30, 2009.  Revenue increased $12,033 or 26%.  As described above the single customer increase of $15,000 of KoolVests is what drove the period-over-period revenue improvement.  All-in-all there were 22 new customers in 2010 totaling $27,800.

COST OF SALES: Cost of sales (COS) were $22,159 (or 75% of revenue) for the three months ended September 30, 2010 compared to $6,548 (or 57% of revenue) for the same period in 2009. COS for the nine months ended September 30, 2010 were $35,293 (60%) compared to $16,031 (35%) for the same period in 2009.  The increase in COS is due to net vendor price increases that Hall Tees, Inc. was unable to pass on to the customer and product mix. The most significant change is from the sale of Kool-Vest as this has a lower margin (20-25%) impact of about $4,500.  We continually search for alternative suppliers and will follow-up on supplier options in the 4th quarter of 2010.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $5,115 and $3,763, were $35,605 and $9,525 for the three month periods ended September 30, 2010 and 2009 respectively.  The Company paid $12,000 in business development consulting fees and $10,000 in security listing fees.  After prior quarters of reduced expense there were increases in expense across the board (maintenance, contract services, office expense).

Operating expenses, exclusive of depreciation expense of $14,080 and $11,370, were $68,362 and $46,185 for the nine month periods ended September 30, 2010 and 2009 respectively.  The increased expenses trend followed along the same lines for the nine periods ended September 30, 2010 as they did for the three months ended September 30, 2010.

NET LOSS. The Net Loss for the three months ended September 30, 2010 and 2009 was $33,066 versus $8,288.  The main driver behind the slight increase in the net loss was the increased material costs and product mix as discussed above and the increased operating expenses.  The Net Loss for the nine months ended September 30, 2010 and 2009 was $58,964 versus $27,182.

LIQUIDITY AND CAPITAL RESOURCES. In 2008, the Company filed a Form S-1 registration statement with the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan.  This Form S-1 became effective on December 23, 2009, and the Company has raised $302,700 by selling 605,400 shares at $0.50 per share as of September 30, 2010.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $38,743 and $34,740 as of September 30, 2010 and December 31, 2009, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6..

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the nine months ended September 30, 2010 was approximately $70,800.  With an improved economy and asset investment to spur sales, the Company expects operating cash flow to improve with increased sales.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at September 30, 2010 was $13,149 and at December 31, 2009 was $17,532.  The funds to fulfill this commitment will be primarily sourced through operations.  As of September 30, 2010 the Company had negative cash used by operating activities of $70,849, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased by approximately $220,000 to $142,500 since December 31, 2009.  This increase is due to the cash raised in selling stock under the Form S-1/A that became effective on December 31, 2009.  As of September 30, 2010 the Company has raised $302,700 by selling 605,400 shares at $0.50 per share .

SHAREHOLDERS’ EQUITY: Shareholders’ Equity increased by approximately $243,700 due to the cash raised in selling stock under the Form S-1/A that became effective on December 31, 2009.  The net loss in the nine months ended September 30, 2010 of $58,964 partially offset the cash increase.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive and Chief Financial Officer as of September 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

None noted
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

Date: November 9, 2010