Form 10-K
period 2010-12-31
HALL TEES, INC.
filed 2011-03-29
CIK 1431499

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2010

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [  ]   No [X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010: $577,700

Shares of common stock outstanding at March 29, 2011:    7,605,400

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

We screen print and embroider T-shirts, jackets, hats, caps, pants, sweatshirts, jersey’s, uniforms and even bags. Although we are no longer a development stage company as defined by the FASB ASC 915,the Company is less than two years old and as such do not have a developed distribution process. As stated previously, our marketing efforts have been primarily local through print advertising and word-of-mouth. This has provided for local deliveries which don’t require a sophisticated distribution system. As we build out our web site, we will simultaneously develop a more sophisticated distribution process through direct shipment.

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

Our primary competition is with large internet based customized apparel silk screen printers and embroiders. Such competitors include Broken-Arrow (www.broken-arrow.com) and Zazzle (www.zazzle.com). These companies and companies similar to them provide a one-stop shopping opportunity from customized screen printing and embroidery to personalized designs to T-shirt silk screen printing to wholesale printing as well as corporate and government ordering. Such companies offer high quality, cheap prices, free custom design art, wholesale bulk pricing, fast ordering and organic shirts. Usually they offer no set up fees, art design in-house, free shipping up to $999.00, rush orders and 6 day or less production.

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

ITEM 3.                      LEGAL PROCEEDINGS

As of December 31, 2010, the Company is not involved in any legal proceedings.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

Our stock is currently quoted on the Over-The-Counter (OTC) bulletin board under HTEE.OB.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2010

GOING CONCERN:
The Company has minimal operations and has working capital of approximately $123,000 and negative working capital of approximately $78,000 as of December 31, 2010 and December 31, 2009, respectively. Because of this low level of working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EXECUTIVE OVERVIEW:
2010, like 2009, was a challenging year as the national econmy impacted corporate marketing.  As discussed in the next section, revenue rebounded and was up 24% year-over-year, with the most significant increase due to new corporate customers,.  We gained with many new customers (31) and now with funds that were raised we have been able to buy machinery that has greatly improved our efficiencies and hence enable us to bid on larger jobs.

Our fourth fiscal quarter and fiscal year ended on December 31, 2010.

REVENUE:  Revenue for the year ended December 31, 2010, was $73,264 compared with revenues for the twelve months ended December 31, 2009 of $56,043.  The increase is attributed to new customer growth in markets we were able to enter due to the new machinery we purchased in 2010.  New customers (31) accounted for about $32,000 and existing customers increased in revenue year-over-year (YOY) about $8,000.  This increase was partially offset by lost customers (29) of about $15,500 and YOY revenue decline from existing customers of about $7,000.  New product line counted for about $15,000 in 2010.

COST OF SALES: Cost of sales (COS) were $43,983 (or 60% of revenue) for the year ended December 31, 2010 compared to $22,016 (or 39% of revenue) for the same period in 2009. The increase in COS by 20 points is due to product mix changes. between the new product line with a lower margin percentage and .a mix shift from low volume high margin sales to high volume low margin sales.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $19,458 and $15,104, were $92,237 and $66,876 for the twelve month periods ended December 31, 2010 and 2009 respectively, an increase of $25,361.  The increase in costs were mainly due to $14,900 of expense related to filing the stock for trading, an increase in insurance of $4,000 and travel of about $5,000.

NET INCOME (LOSS). The Net Loss for the year ended December 31, 2010 and 2009 was increased from ($48,013) to ($82,805).  The main driver behind the increase in the net loss was the increase of operating expenses as discussed above although revenue increased about $17,000.  Increased cost of sales as a percent of sales resulted in additional costs of about $20,000.

LIQUIDITY AND CAPITAL RESOURCES.  In 2010, the Company’s Form S-1 registration statement was approved bu the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan. The Company raised a total of $302,700 by selling 605,400 shares at $.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $37,493 and $34,740 as of December 31, 2010 and December 31, 2009, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6 to the December 31, 2010 financial statements.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities for the year ended December 31, 2010 were negative $81,002 versus 2009 of positive $3,606.  We anticipate 2011 Cash Flow from Operating Activities to improve.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at December 31, 2010 was $11,688.  The funds to fulfill this commitment will be primarily sourced through operations.  As of December 31, 2010 the Company had negative operating cash flows of $81,002, and with the implementation of its business plan, forecasts cash flows to improve and be sufficient to source payment of this commitment.

Material Changes in Financial Condition

WORKING CAPITAL: In the year ended December 31, 2010 working capital increased by approximately $200,000, to $123,000 versus December 31, 2009.  This increase is primarily due to the S-1 filing and sale of stock of $302,700.  Other items that impacted the change in working capital were: a net decrease in accounts payable of about $18,500and purchases of fixed assets of about $32,900.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation expense, reserve for doubtful accounts and interest expense accruals on capital leases.

STOCKHOLDERS’ EQUITY (DEFICIT): Stockholders’ Equity changed by approximately $220,000 or 1000% in the year ended December 31, 2010 versus December 31, 2009 due to the funds raised in the S-1 offering in the year ended December 31, 2010.

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

Organic growth through existing customers: Our organic growth in 2010 improved as it was at 4.0% of sales versus 2009 of 2.5%.  This is one of our key opportunities in 2011 and we plan to return double-digit growth.  The slow growth in 2010 is due to the economy and the growth we did achieve was assisted by the funds raised that enabled us to acquire the necessary equipment to improve efficiencies and bring production in-house. This enabled the Company to bid on larger jobs and offer more competitive pricing. There are no current significant seasonal trends in our business that will impact our business quarter-to-quarter.

New Markets: We continue to explore and review all opportunities to acquiring state of the art apparel printers and developing and launching our shopping and ordering web site “Just 1 Tee” which we did not do in 2010 due to the economic environment.  By investing in new equipment combined with our web-site we will reach new geographies and will be able to service customer projects that we are currently unable to service.

New Customers: Through increased marketing and advertising dollars we have been reaching new customers, similar to what we currently service, as well as those mentioned above in new markets.  Marketing and advertising costs will be determined by the amount raised in the additional offering. Advertising costs will include targeted internet advertising, printed trade periodicals, and the solicitation of large corporate accounts through the leveraging our President’s industry contacts through ASI (Advertising Specialty Institute), PPAI (Promotional Products Association International) and networking that he has developed over the past 14 years while being involved in the promotional products industry. If the minimum amount is raised in this offering, in the first 12 months of operation, a minimum amount of money will be spent on advertising.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
William Lewis	54	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2010 and 2009 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
William Lewis	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2010: $12,000 2009: $9,700

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.                      SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2010 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	William Lewis	6,450,000	84.8%

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

●	The Company rents warehouse space from the President at $1,000 per month on a month-to-month lease. As of December 31, 2010 $24,000 was accrued for rent expense not yet paid.
●	The Company owes the Company’s President $37,493 as of December 31, 2010 for operating expenses paid on the Company’s behalf.

There are no other agreements or proposed transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2010 was $5,000 and in 2009 was $5,900.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements included in the registrant’s Forms S-1 and S-1/A (2009 only) were approximately $2,850 in 2010 and $9,400 in 2009.

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

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:
●	The Board ensures that the accountants are qualified by reviewing their valid license information.
●	The Board ensures that the firm is registered with the PCAOB.
●	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity(Deficit) for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K on October 27, 2010 referencing the appointment of Norma P. Lewis to serve as Secretary of Hall Tees

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

Dated: March 29, 2011

HALL TEES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hall Tees, Inc.

We have audited the accompanying consolidated balance sheets of Hall Tees, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of  income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. Hall Tees, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hall Tees, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements,  the Company's limited working capital, operating history and operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 29, 2011

HALL TEES, INC. Consolidated Balance Sheets December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$189,154	$3,469
Accounts Receivable, Net of Allowance
for Doubtful Accounts of $3,000 and $11,266	1,113	2,007
Total Current Assets	190,267	5,476

Fixed Assets, Net of Accumulated Depreciation of $50,919 and $31,461	81,221	67,759

TOTAL ASSETS	$271,488	$73,235

LIABILITIES AND STOCKHOLDERS' EQUITY(Deficit)
Current Liabilities
Accounts Payable	$0	$30,706
Accrued Expenses	24,358	12,203
Amounts due Shareholder	37,493	34,740
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	67,695	83,493

Long Term Liabilities
Capitalized Lease Obligation	11,688	17,532
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	5,844	11,688
Total Liabilities	73,539	95,181

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 7,605,400
and 7,000,000 shares issued and outstanding respectively	7,605	7,000
Additional Paid-In Capital	3,650,905	63,000
Accumulated Deficit	(174,751)	(91,946)
Total Stockholders' Equity (Deficit)	197,949	(21,946

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(Deficit)	$271,488	$73,235

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUE	$73,264	$56,043
COST OF SALES	43,983	22,016
GROSS PROFIT	29,281	34,027

OPERATING EXPENSES
Depreciation	19,458	15,104
Selling and Advertising Expenses	5,940	8,742
Other General Expenses	86,297	58,134
TOTAL OPERATING EXPENSES	111,695	81,980

NET OPERATING LOSS	(82,414)	(47,953)

OTHER INCOME (EXPENSE)
Interest Income	346	-
Interest Expense	(737)	(60)
TOTAL OTHER INCOME (EXPENSE)	(391)	(60)

NET LOSS BEFORE INCOME TAXES	(82,805)	(48,013)

Provision for Income Taxes (Expense) Benefit	0	0

NET LOSS	$(82,805)	$(48,013)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,480,692	7,000,000
Income (Loss) for Common Stockholders	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Years Ended December 31, 2010 and 2009

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings (Deficit)	Totals

Stockholders' Equity,
January 1, 2009	7,000,000	$7,000	$63,000	$(43,933)	$26,067

Net Loss				(48,013)	(48,013)

Stockholders' Equity (Deficit),
December 31, 2009	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

Sale of Common Stock for Cash	605,400	605	302,095		302,700
Net Loss				(82,805)	(82,805)

Stockholders' Deficit,
December 31, 2010	7,605,400	$7,605	$365,095	$(174,751)	$(197,949)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(82,805)	$(48,013)
Adjustments to reconcile net loss to net cash used
for operating activities:
Depreciation	19,458	15,104
Bad Debt Expense	367	8,884
Changes in assets and liabilities:
(Increase) / decrease in Accounts Receivable	527	(4,838)
Increase / (decrease) in Accounts Payable	(30,706)	20,457
Increase in Accrued Expenses	12,157	12,012
Net Cash Used for Operating Activities	(81,002)	3,606

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets	(32,922)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(5,844)	(5,844)
Proceeds from Sale of Stock	302,700	-
Borrowings from Stockholder	2,753	5,039
Net Cash Provided/(Used) by Financing Activities	299,609	(805

NET INCREASE IN CASH AND CASH EQUIVALENTS	185,685	2,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,469	668

CASH AND CASH EQUIVALENTS AT END OF YEAR	$189,154	$3,469

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$38	$32
Capitalized Lease Obligation	$-	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Notes to the Consolidated Financial Statements December 31, 2010 and 2009

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $3,000 and $11,266 at December 31, 2010 and 2009 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed assets are stated at cost if purchased, or at fair value in a nonmonetary exchange, less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.  Leases that meet the requirements of ASC 840-10 are capitalized and included in fixed assets.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10. Revenue will be recognized only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
●	The price is fixed and determinable; and
●	Collectability is reasonably assured.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2010 and 2009 are as follows:
	2010	2009
Furniture & Equipment	$102,920	$70,000
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	99,220
Less: Accumulated Depreciation	(50,919)	(31,461)
Net Fixed Assets	$81,221	$67,759

Depreciation expense for the years ended December 31, 2010 and 2009 was $19,458 and $15,104, respectively.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012.  Accumulated depreciation related to equipment under capital leases was $15,261 and $10,627 for years ended December 31, 2010 and 2009, respectively.

As of December 31, 2009, future minimum lease payments are as follows:

2011	$5,844
2012	5,844
2013	-
2014	-
2015	-
Total future lease payments	11,688
Less, imputed interest	(1,283)
Net present value	$10,405

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $12,052 and $12,052 (see Note 6) for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2010 and December 31, 2009, there were zero shares outstanding.

Schedules to show future debt payments, and future minimum lease payments (with imputed interest) – example attached to my email.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2010 and December 31, 2009, there were 7,605,400 and 7,000,000 shares outstanding, respectively.

On December 23, 2009, our Form S-1/A that was filed on December 7, 2009, became effective.  Under this registration statement for the nine months ended September 30, 2010, the Company has raised $302,700 by selling 605,400 shares at $0.50 per share.

The Company does not have any stock option plans or warrants.

NOTE 5 – INCOME TAXES

The Company follows ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at December 31, 2010 and 2009 consisted of the following:

Deferred tax asset related to:	2010	2009
Prior year	$22,987	$11,583
Tax benefit for current year	20,701	11,404
Total deferred tax asset	43,688	22,987
Less: valuation allowance	(43,688)	(22,987)
Net deferred tax asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $174,750 at December 31, 2010, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at December 31, 2010.

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

The Company is not aware of any uncertain income tax positions.  The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the year ended December 31, 2010 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President, also a Stockholder of the Company, has advanced the Company $37,493 and $34,740 as of December 31, 2010 and December 31, 2009, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for $3,000 to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $12,000 and $9,700 for the years ended December 31, 2010 and 2009, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $12,000 in 2010 and 2009.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $123,000 and negative working capital of approximately $78,000 as of December 31, 2010 and December 31, 2009, respectively. Because of this low level of working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.