Form 10-Q
period 2011-03-31
HALL TEES, INC.
filed 2011-05-13
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accredited Filer	[ ]	Accelerated Filer	[ ]

Non-Accredited Filer	[ ]	Smaller Reporting Company	[X]
Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes []   No [  X  ].

As of May 13, 2011, there were 7,605,400 shares of Common Stock of the issuer outstanding.

HALL TEES, INC. Consolidated Balance Sheets March 31, 2011 and December 31, 2010

	2011 (Unaudited)	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$174,550	$189,154
Accounts Receivable, Net
	3,045	1,113
Total Current Assets	177,595	190,267

Fixed Assets, Net	75,893	81,221

TOTAL ASSETS	$253,488	$271,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$0	$0
Accrued Expenses	32,836	24,358
Amounts due Shareholder	40,493	37,493
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	79,173	67,695

Long Term Liabilities
Capitalized Lease Obligation	10,227	11,688
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	4,383	5,844
Total Liabilities	83,556	73,539

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,605,400 and 7,605,400 shares issued and outstanding	7,605	7,605
Additional Paid-In Capital	365,095	365,095
Accumulated Deficit	(202,768)	(174,751)
Total Stockholders' Equity	169,932	197,949

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$253,488	$271,488

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUE	$8,044	$11,128
COST OF SALES	5,564	4,666
GROSS PROFIT	2,480	6,462

OPERATING EXPENSES
Depreciation	5,328	3,632
Selling and Advertising Expenses	288	192
Other General Expenses	24,989	15,643
TOTAL OPERATING EXPENSES	30,605	19,467

NET OPERATING LOSS	(28,125)	(13,005)

OTHER INCOME
Interest Income	108	2

TOTAL OTHER INCOME	108	2

NET LOSS BEFORE INCOME TAXES	(28,017)	(13,003)

Provision for Income Taxes (Expense) Benefit	-	-

NET LOSS	$(28,017)	$(13,003)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,605,400	7,105,657
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Three months Ended March 31, 2011 and The Year Ended December 31, 2010

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit,
January 1, 2010	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

Issuance of Stock for Cash	605,400	605	302,095	-	302,700

Net Loss				(82,805)	(82,805)

Stockholders' Equity,
December 31, 2010	7,605,400	$7,605	$365,095	$(174,751)	$197,949

Net Loss				(28,017)	(28,017)

Stockholders' Equity,
March 31, 2011 (Unaudited)	7,605,400	$7,605	$365,095	$(202,768)	$169,932

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Three months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(28,017)	$(13,003)
Adjustments to reconcile net loss to net cash used
(provided) by operating activities:
Depreciation	5,328	3,932
Bad Debt Expense	0	102
Changes in assets and liabilities:
Accounts Receivable	(1,932)	132
Accounts Payable	0	7,640
Accrued Expenses	8,478	3,014
Net Cash Provided/(Used) by Operating Activities	(16,143)	1,817

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(9,381)
Net Cash (Used) by Investing Activities	0	(9,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(1,461)	(1,461)
Proceeds from Sale of Stock	0	288,450
(Payments) Borrowings: Stockholder Advances	3,000	(333)
Net Cash Provided by Financing Activities	1,539	286,656

NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,604)	279,092

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	189,154	3,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,550	$282,561

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$-	$-
Cash Paid During the Year for Taxes	$-	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  Below is a summary of certain significant accounting policies selected by management.

The consolidated financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Management believes that all adjustments necessary for a fair statement of the results of the Three months ended March 31, 2011 and 2010 have been made.

 Basis of Presentation:

The Company prepares its consolidated financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  The Company’s subsidiaries are consolidated with the parent company.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $3,000 and $3,000 at March 31, 2011 and December 31, 2010 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed assets are stated at cost if purchased, or at fair value in a nonmonetary exchange, less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.  Leases that meet the requirements of ASC 840-10, are capitalized and included in fixed assets.

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2011 and December 31, 2010 are as follows:
	2011	2010
Furniture & Equipment	$102,920	$102,920
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	132,140
Less: Accumulated Depreciation	(56,247)	(50,919)
Net Fixed Assets	$75,893	$81,221

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012.  The amount due by December 31, 2011 is $4,383 and $5,844 is due within the next 12 months.  The total amount outstanding at December 31, 2011 is $10,227.

Accumulated depreciation related to the capitalized leases for the three month periods ended March 31,2011 and 2010 was $6,038 and $4,701, respectively.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 for the three month periods ended March 31, 2011 and 2010.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2011 and December 31, 2010, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2011 and December 31, 2010, there were 7,605,400 shares outstanding respectively.

On December 23, 2009, our Form S-1/A that was filed on December 7, 2009, became effective.  Under this registration statement the Company raised $302,700 by selling 605,400 shares at $0.50 per share and the offering was closed on May 11, 2010.

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

Deferred tax assets at March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Deferred Tax Asset	$50,692	$43,690
Less: Valuation Allowance	(50,692)	(43,690)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $202,768 at March 31, 2011 and $174,751at December 31, 2010, and will expire in 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2011 and 2010 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at March 31, 2011 and December 31, 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the Three months ended March 31, 2011 and the year ended December 31, 2010 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $40,493 and $37,493 as of March 31, 2011 and December 31, 2010, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $2,300 and $1,000 for the three months ended March 31, 2011 and 2010, respectively and $1,960 and $1,700 for the Three months ended March 31, 2011 and 2010, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $3,000 in each of the Three months ended March 31, 2011 and 2010.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $98,400 at March 31, 2011 and $122,600 as of December 31, 2010. This positive working capital at March 31, 2011 is a result of raising $302,700 under the Form S-1/A that was filed on December 7, 2009 and became effective on December 23, 2009.  Without this money the working capital at March 31, 2011 would have been negative.  Because of this negative amount and limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s four largest customers account for 89% ($7,152) of the 2011 year-to-date revenues.  The table below discloses the customers and their sales revenue for the Three months ending March 31, 2011 and 2010.

	YTD 2011		YTD 2010 Sales
Customer	$	%	$	%
Lobo Tortilla Factory	3,521	44%	1,147	10%
Tri-State Expedited Services	1,769	22%	-	0%
Lakeshore Church	1,038	13%	2,400	22%
COYLE PTA-Rowlett	824	10%	0	0%
Flash Direct	640	8%	-	0%
DIRECT TECH	250	3%	4,173	37%
Other	2	0%	3,408	31%
TOTAL	8,044	100%	11,128	100%

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

General

In the first quarter of 2011 we saw top line revenue soften due to the cool wet weather in North Texas (impacted the KoolVest sales) and the reduction in volume from our largest customer in 2010, DIRECTECH.  With the economy still sputtering and with Companies closely managing marketing spending we anticipate flat revenue versus 2010.  Revenue in the Three months ended March 31, 2011 was down by 38% versus the same period in 2010.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2011

Our quarter ended on March 31, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2011 was $8,044 compared to $11,128 for the three month period ended March 31, 2010.  Revenue decreased $3,084 or 38% and the decrease is attributed to the cold winter in North Texas and the sales reductions to existing customers.  Most of this decrease is due to one customer, DIRECTECH ($4,200), as they have significantly reduced their discretionary marketing spending.  Overall, new and existing customers were up $6,200 and lost / reduced volume customers were down $9,300.

COST OF SALES: Cost of sales (COS) were 5,564 (or 69% of revenue) for the three months ended March 31, 2011 compared to $4,666 (or 42% of revenue) for the same period in 2010.  The increase in COS is due to net vendor price increases occuring in the second half of 2010 that Hall Tees, Inc. was unable to pass on to the customer and product mix.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $5,328 and $3,632, were $25,277 and $15,835 for the three month periods ended March 31, 2011 and 2010 respectively.  The Company paid $5,000 in business development consulting fees and $2,200 in auto expenses.  The remaining increase (net of about $2,200) was related to increases in expense across the board (maintenance, office expense).

NET LOSS. The Net Loss for the three months ended March 31, 2011 and 2010 was $28,017 versus $13,003.  The main driver behind the increase in the net loss was the increased material costs as discussed above and the increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $40,493 and $37,493 as of March 31, 2011 and December 31, 2010, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the Three months ended March 31, 2011 was approximately negative $16,100.  The Company continually is seeking new opportunities especially with the asset investment from 2010 to spur sales and increase top line revenue.

The Company has raised $302,700 by selling 605,400 shares at $0.50 per share since inception.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at March 31, 2011 was $10,227 and at December 31, 2010 was $11,688.  The funds to fulfill this commitment will be primarily sourced through operations.  As of March 31, 2011 the Company had negative cash used by operating activities of $16,100, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $24,200 to $98,400 since December 31, 2010.  This decrease is due to the reduction in cash of about $14,600, the increased of accrued expenses of $8,500 and shareholder advances of $3,000 .

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by approximately $28,000 due to the net loss .

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 13, 2011