Form 10-Q
period 2011-06-30
HALL TEES, INC.
filed 2011-08-11
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, there were 7,605,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Consolidated Balance Sheets June 30, 2011 and December 31, 2010

	2011 (Unaudited)	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$157,575	$189,154
Accounts Receivable, Net	633	1,113
Inventory	3,772	0
Total Current Assets	161,980	190,267

Fixed Assets, Net	70,599	81,221

TOTAL ASSETS	$232,579	$271,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accrued Expenses	30,159	24,358
Amounts due Shareholder	41,276	37,493
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	77,279	67,695

Long Term Liabilities
Capitalized Lease Obligation	8,766	11,688
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	2,922	5,844
Total Liabilities	80,201	73,539

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,605,400 and 7,605,400 shares issued and outstanding	7,605	7,605
Additional Paid-In Capital	365,095	365,095
Accumulated Deficit	(220,322)	(174,751)
Total Stockholders' Equity	152,378	197,949

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,579	$271,488

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Three and Six months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUE	$8,726	$17,696	16,770	28,824
COST OF SALES	5,820	8,468	11,384	13,134
GROSS PROFIT	2,906	9,228	5,386	15,690

OPERATING EXPENSES
Depreciation	5,294	5,333	10,622	8,965
Selling and Advertising Expenses	2,775	1,059	3,063	1,251
Other General Expenses	12,497	16,163	37,486	31,506
TOTAL OPERATING EXPENSES	20,566	22,555	51,171	41,722

NET OPERATING LOSS	(17,660)	(13,327)	(45,785)	(26, 032)

OTHER INCOME
Interest Income	106	132	214	134

TOTAL OTHER INCOME	106	132	214	134

NET LOSS BEFORE INCOME TAXES	(17,554)	(13,195)	(45,571)	(25,898)

Provision for Income Taxes (Expense) Benefit	-	-	-	-

NET LOSS	$(17,554)	$(13,195)	(45,571)	(25,898)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,605,400	7,599,449	7,605,400	7,353,917
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	(0.01)	(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Six months Ended June 30, 2011 and The Year Ended December 31, 2010

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit,
January 1, 2010	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

Issuance of Stock for Cash	605,400	605	302,095	-	302,700

Net Loss				(82,805)	(82,805)

Stockholders' Equity,
December 31, 2010	7,605,400	$7,605	$365,095	$(174,751)	$197,949

Net Loss				(45,571)	(45,571)

Stockholders' Equity,
June 30, 2011 (Unaudited)	7,605,400	$7,605	$365,095	$(220,322)	$152,378

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Six months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(45,571)	$(25,898)
Adjustments to reconcile net loss to net cash used
(provided) by operating activities:
Depreciation	10,622	8,965
Bad Debt Expense	0	102
Changes in assets and liabilities:
Accounts Receivable	480	(815)
Inventory	(3,772)
Accounts Payable	0	(8,664)
Accrued Expenses	5,801	6,176
Net Cash Provided/(Used) by Operating Activities	(32,440)	(20,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(25,087)
Net Cash (Used) by Investing Activities	0	(25,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(2,922)	(2,922)
Proceeds from Sale of Stock	0	302,700
(Payments) Borrowings: Stockholder Advances	3,783	(273)
Net Cash Provided by Financing Activities	861	299,505

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(31,579)	254,284

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	189,154	3,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,575	$257,753

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$-	$-
Cash Paid During the Year for Taxes	$-	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

Management believes that all adjustments necessary for a fair statement of the results of the Six months ended June 30, 2011 and 2010 have been made.

 Basis of Presentation:

The Company prepares its consolidated financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  The Company’s subsidiaries are consolidated with the parent company.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of six months or less are included in cash and cash equivalents.  All deposits are maintained in FDIC insured depository accounts in local financial institutions and balances are insured up to $250,000.

Fair Value of Financial Instruments:

The carrying amounts of cash, cash equivalents, accounts receivable, capital leases, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $3,000 at June 30, 2011 and December 31, 2010.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Inventory:

Inventory is comprised of purchased garments or t-shirts for re-sale.   The Company uses the FIFO method for inventory tracking and valuation and calculates inventory at each period end.  Inventory is stated at the lower of cost or market value.  At June 30, 2011 and December 31, 2010 there was $3,772 and $0 of inventory, respectively.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Furniture & Equipment	$102,920	$102,920
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	132,140
Less: Accumulated Depreciation	(61,541)	(50,919)
Net Fixed Assets	$70,599	$81,221

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012. The amount due by December 31, 2011 is $2,922 and $5,844 is due within the next 12 months. The total amount outstanding at June 30, 2011 and December 31, 2010 was $8,766 and $11,688, respectively.

Accumulated depreciation related to the capitalized leases for the six month period ended June 30, 2011 and December 31, 2010 was $6,290 and $5,752, respectively.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $6,000 for the six month periods ended June 30, 2011 and 2010.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2011 and December 31, 2010, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2011 and December 31, 2010, there were 7,605,400 shares outstanding respectively.

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

Deferred tax assets at June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Deferred Tax Asset	$55,080	$43,690
Less: Valuation Allowance	(55,080)	(43,690)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $220,320 at June 30, 2011 and $174,751at December 31, 2010, and will expire in 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2011 and 2010 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at June 30, 2011 and December 31, 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the six months ended June 30, 2011 and the year ended December 31, 2010 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $41,276 and $37,493 as of June 30, 2011 and December 31, 2010, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $3,000 and $4,500 for the three months ended June 30, 2011 and 2010, respectively, and $4,960 and $6,200 for the six months ended June 30, 2011 and 2010, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $6,000 in each of the Six months ended June 30, 2011 and 2010.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $84,700 at June 30, 2011 and $122,600 as of December 31, 2010. This positive working capital at June 30, 2011 is a result of raising $302,700 under the Form S-1/A that was filed on December 7, 2009 and became effective on December 23, 2009.  Without this money the working capital at June 30, 2011 would have been negative.  Because of this negative amount and limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s four largest customers account for 56% ($9,385) of the 2011 year-to-date revenues. The table below discloses the customers and their sales revenue for the six months ending June 30, 2011 and 2010.

	YTD 2011 Sales		YTD 2010 Sales
Customer	$	%	$	%
Lobo	3,821	23%	5,094	18%
GO Payment	1,968	12%	-	0%
E Perry	1,827	11%	-	0%
Tri-State	1,769	11%	-	0%
Lakeshore	1,545	9%	3,489	12%
BMW-Plane	1,254	7%	-	0%
Other	4,586	27%	20,241	70%
TOTAL	16,770	100%	28,824	100%

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

General

In the first six months of 2011 we saw top line revenue continue to soften due to the cool wet weather in North Texas (impacted the KoolVest sales) in the early part of the year and the reduction in volume from our largest customer in 2010, DIRECTECH. With the economy still sputtering and with Companies closely managing marketing spending we anticipate reduced revenue versus 2010.  Revenue in the six months ended June 30, 2011 was down by 42% versus the same period in 2010.

RESULTS FOR THE SIX MONTHS ENDED June 30, 2011

Our quarter ended on June 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2011 was $8,726 compared to $17,696 for the three month period ended June 30, 2010, and revenue for the six months ended June 30, 2011 was $16,770 compared to $28,824 for the six month period ended June 30, 2010.  Revenue decreased 8,970 or 51%, and $12,054 or 42% in the three and six months ended June 30, 2011, respectively. The decrease is attributed to the poor economic conditions and reduced marketing budgets at small companies and the sales reductions to existing customers. Most of this decrease is due to one customer, DIRECTECH ($3,300 for three months and $7,200 for six months), as they have significantly reduced their discretionary marketing spending. Overall, for the three and six months ended June 30, 2011, new and existing customers were up $6,300 and $9,800, respectively, and lost / reduced volume customers were down $15,300 and $21,800, respectively.

COST OF SALES: Cost of sales (COS) were 5,820 (or 67% of revenue) for the three months ended June 30, 2011 compared to $8,468 (or 48% of revenue) for the same period in 2010, COS were $11,384 (68%) for the six months ended June 30, 2011 compared to $13,134 (46%) for the same period in 2010.  The increase in COS is due to net vendor price increases occuring in the second half of 2010 that Hall Tees, Inc. was unable to pass on to the customer and also product mix.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $5,294 and $5,333, were $15,272 and $17,222 for the three month periods ended June 30, 2011 and 2010 respectively.  The company looks to reduce cost where possible and the President started with himself with a reduced salary of $1,500 in the three months ended June 30, 2011. Operating expenses, exclusive of depreciation expense of $10,622 and $8,965, were $40,549 and $32,757 for the six month periods ended June 30, 2011 and 2010 respectively. The Company paid $5,000 in business development consulting fees and $2,200 in auto expenses. The remaining increase (net of about $600) was related to increases in expense across the board (maintenance, office expense).

NET LOSS. The Net Loss for the three six months ended June 30, 2011 and 2010 was $17,554 versus $13,195, respectively, for the three month period and $45,571 versus $25,898, respectively, for the six month period.  The main driver behind the increase in the net loss were the reduced sales (volume) and the increased material costs as discussed above and the increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $41,276 and $37,493 as of June 30, 2011 and December 31, 2010, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the six months ended June 30, 2011 was approximately negative $32,400.  The Company continually is seeking new opportunities especially with the asset investment from 2010 to spur sales and increase top line revenue.

The Company has raised $302,700 by selling 605,400 shares at $0.50 per share since inception.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at June 30, 2011 was $8,766 and at December 31, 2010 was $11,688.  The funds to fulfill this commitment will be primarily sourced through operations.  As of June 30, 2011 the Company had negative cash used by operating activities of $32,400, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $37,900 to $84,700 since December 31, 2010.  This decrease is due to the reduction in cash of about $31,600, the increased of accrued expenses of $5,800 and shareholder advances of $3,800. This was partially offset by an addition of inventory of approximately $3,800.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by approximately $45,600 due to the net loss.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive and Chief Financial Officer as of June 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 11, 2011

