Form 10-Q
period 2011-09-30
HALL TEES, INC.
filed 2011-11-14
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 7,605,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Consolidated Balance Sheets September 30, 2011 and December 31, 2010

	2011 (Unaudited)	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$151,953	$189,154
Accounts Receivable, Net	4,418	1,113
Total Current Assets	156,371	190,267

Fixed Assets, Net	65,339	81,221

TOTAL ASSETS	$221,710	$271,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	36,195	24,358
Amounts due Shareholder	42,476	37,493
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	84,515	67,695

Long Term Liabilities
Capitalized Lease Obligation	7,305	11,688
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	1,461	5,844
Total Liabilities	85,976	73,539

Shareholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,605,400 and 7,605,400 shares issued and outstanding	7,605	7,605
Additional Paid-In Capital	365,095	365,095
Accumulated Deficit	(236,966)	(174,751)
Total Shareholders' Equity	135,734	197,949

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$221,710	$271,488

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Three and Nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUE	$33,322	$29,645	50,092	58,469
COST OF SALES	17,851	22,159	29,235	35,293
GROSS PROFIT	15,471	7,486	20,857	23,176

OPERATING EXPENSES
Depreciation	5,260	5,115	15,882	14,080
Selling and Advertising Expenses	3,804	0	6,867	1,251
Other General Expenses	23,136	35,605	60,622	67,111
TOTAL OPERATING EXPENSES	32,200	40,720	83,371	82,442

NET OPERATING LOSS	(16,729)	(33,234)	(62,514)	(59,266)

OTHER INCOME
Interest Income	85	168	299	302

NET LOSS BEFORE INCOME TAXES	(16,644)	(33,066)	(62,215)	(58,964)

Provision for Income Taxes (Expense) Benefit	0	0	0	0

NET LOSS	$(16,644)	$(33,066)	(62,215)	(58,964)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,605,400	7,605,400	7,605,400	7,353,917
Income (Loss) for Common Shareholders	$(0.00)	$(0.00)	(0.01)	(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Shareholders’ Equity(Deficit) For the Nine months ended September 30, 2011 and The Year Ended December 31, 2010

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Shareholders' Deficit,
January 1, 2010	7,000,000	$7,000	$63,000	$(91,946)	$(21,946)

Issuance of Stock for Cash	605,400	605	302,095	0	302,700

Net Loss				(82,805)	(82,805)

Shareholders' Equity,
December 31, 2010	7,605,400	$7,605	$365,095	$(174,751)	$197,949

Net Loss				(62,215)	(62,215)

Shareholders' Equity,
September 30, 2011 (Unaudited)	7,605,400	$7,605	$365,095	$(236,966)	$135,734

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Nine months ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(62,215)	$(58,964)
Adjustments to reconcile net loss to net cash used
for operating activities:
Depreciation	15,882	14,080
Bad Debt Expense	1,442	2,027
Changes in assets and liabilities:
Accounts Receivable	(4,747)	(7,882)
Accounts Payable	2,500	(29,141)
Accrued Expenses	9,337	9,031
Net Cash Used for Operating Activities	(37,801)	(70,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(32,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(4,383)	(4,383)
Proceeds from Sale of Stock	0	302,700
(Payments) Borrowings: Shareholder Advances	4,983	4,003
Net Cash Provided by Financing Activities	600	302,320

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(37,201)	198,549

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	189,154	3,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,953	$202,018

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$0
Cash Paid During the Year for Taxes	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2011 and 2010 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $3,000 at September 30, 2011 and December 31, 2010.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Inventory:

Inventory is comprised of purchased garments or t-shirts for re-sale.   The Company uses the FIFO method for inventory tracking and valuation and calculates inventory at each period end.  Inventory is stated at the lower of cost or market value.  At September 30, 2011 and December 31, 2010 there was $0 of inventory.

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Furniture & Equipment	$102,920	$102,920
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	132,140
Less: Accumulated Depreciation	(66,801)	(50,919)
Net Fixed Assets	$65,339	$81,221

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012. The amount due by December 31, 2011 is $1,461 and $5,844 is due within the next 12 months. The total amount outstanding at September 30, 2011 and December 31, 2010 was $7,305 and $11,688, respectively.

Accumulated depreciation related to the capitalized leases for the nine month period ended September 30, 2011 and December 31, 2010 was $6,507 and $5,752, respectively.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $9,000 for the nine month periods ended September 30, 2011 and 2010.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2011 and December 31, 2010, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2011 and December 31, 2010, there were 7,605,400 shares outstanding respectively.

On December 23, 2009, our Form S-1/A that was filed on December 7, 2009, became effective.  Under this registration statement the Company raised $302,700 by selling 605,400 shares at $0.50 per share and the offering was closed on May 11, 2010.

The Company does not have any stock option plans or warrants.

 NOTE 5 – INCOME TAXES

The Company has adopted ASC 740, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Deferred Tax Asset	$59,240	$43,690
Less: Valuation Allowance	(59,240)	(43,690)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $236,966 at September 30, 2011 and $174,751 at December 31, 2010, and will expire in 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2011 and 2010 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at September 30, 2011 and December 31, 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the nine months ended September 30, 2011 and the year ended December 31, 2010 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Shareholder of the Company has advanced the Company $42,476 and $37,493 as of September 30, 2011 and December 31, 2010, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $4,800 and $2,300 for the three months ended September 30, 2011 and 2010, respectively, and $9,760 and $8,500 for the nine months ended September 30, 2011 and 2010, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $9,000 in each of the nine months ended September 30, 2011 and 2010.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $71,900 at September 30, 2011 and $122,600 as of December 31, 2010. This positive working capital at September 30, 2011 is a result of raising $302,700 in May 2010 under the Form S-1/A that was filed on December 7, 2009 and became effective on December 23, 2009.  Without this money the working capital at September 30, 2011 would have been negative.  Because of this negative amount and limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s four largest customers account for 48% ($23,916) of the 2011 year-to-date revenues. The table below discloses the customers and their sales revenue for the nine months ending September 30, 2011 and 2010.

	YTD 2011 Sales		YTD 2010 Sales
Customer	$	%	$	%
Lobo	8,060	16%	5,094	9%
KOOLVEST	7,873	16%	372	1%
AMSOIL	4,238	8%	-	0%
Tri-State	3,745	7%	-	0%
BMW-Plano	2,934	6%	-	0%
Details, LTD	2,430	5%	-	0%
Other	20,812	42%	53,003	90%
TOTAL	50,092	100%	58,469	100%

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

General

In the first six months of 2011 we saw top line revenue continue to soften due to the cool wet weather in North Texas (impacted the KoolVest sales) in the early part of the year and the reduction in volume from our largest customer in 2010, DIRECTECH. With the economy still sputtering and with Companies closely managing marketing spending we anticipate reduced revenue versus 2010.  Revenue in the nine months ended September 30, 2011 was down by 14% versus the same period in 2010.

RESULTS FOR THE NINE MONTHS ENDED September 30, 2011

Our quarter ended on September 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2011 was $33,322 compared to $29,645 for the three month period ended September 30, 2010, and revenue for the nine months ended September 30, 2011 was $50,092 compared to $58,469 for the nine month period ended September 30, 2010.  Revenue increased $3,677 or 12%, and decreased $8,377 or 14% in the three and nine months ended September 30, 2011, respectively. The increase is attributed to the KoolVest line that experienced a seasonal sales spike due to the hot summer. The decrease is attributed to the poor economic conditions and reduced marketing budgets at small companies and the sales reductions to existing customers. Most of this decrease is due to one customer, DIRECTECH ($4,408 for three months and $11,581 for nine months), as they have significantly reduced their discretionary marketing spending. Overall, for the three and nine months ended September 30, 2011, new and existing customers were up $31,600 and $38,625, respectively, and lost / reduced volume customers were down $27,900 and $47,000, respectively.

COST OF SALES: Cost of sales (COS) were $17,851 (or 54% of revenue) for the three months ended September 30, 2011 compared to $22,159 (or 75% of revenue) for the same period in 2010. COS were $29,235 (58%) for the nine months ended September 30, 2011 compared to $35,293 (60%) for the same period in 2010.  The decrease in COS is due to product mix shifts toward KoolVest.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $5,260 and $5,115, were $26,940 and $35,605 for the three month periods ended September 30, 2011 and 2010 respectively.  The company looks to reduce cost where possible. Operating expenses, exclusive of depreciation expense of $15,882 and $14,080, were $67,489 and $68,362 for the nine month periods ended September 30, 2011 and 2010 respectively. The decrease in expenses is related to reduced professional fees.

NET LOSS. The net loss for the three months ended September 30, 2011 and 2010 was $16,644 versus $33,066, respectively, and $62,215 versus $58,964, respectively, for the nine month period ended September 30, 2011 and 2010.  The main driver behind the changes in the net loss were the increased sales volume in the three month period and the reduced sales (volume) in the nine month period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $42,476 and $37,493 as of September 30, 2011 and December 31, 2010, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the nine months ended September 30, 2011 was approximately negative $37,800.  The Company continually is seeking new opportunities especially with the asset investment from 2010 to spur sales and increase top line revenue.

The Company has raised $302,700 by selling 605,400 shares at $0.50 per share since inception.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at September 30, 2011 was $7,305 and at December 31, 2010 was $11,688.  The funds to fulfill this commitment will be primarily sourced through operations.  As of September 30, 2011 the Company had negative cash used for operating activities of $37,800, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $50,700 to $71,900 since December 31, 2010.  This decrease is due to the reduction in cash of about $37,200 and increased accounts payable and accrued expenses of $11,800.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by approximately $62,200 due to the net loss.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 14, 2011

