Form 10-K
period 2011-12-31
HALL TEES, INC.
filed 2012-04-05
CIK 1431499

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2011

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [  ]   No [X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011: $577,700

Shares of common stock outstanding at April 4, 2012:    7,755,400

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

At present, our market territory is primarily local, soliciting business through word-of-mouth and light advertising such as the Yellow Pages and at trade shows and other events. We screen print and embroider T-shirts, jackets, hats, caps, pants, sweatshirts, jersey’s, uniforms and even bags.

Our principal suppliers are Hypertek, Stanton Wholesale, Checkmate Casuals and Kolder, Inc. Hypertek and Kolder supply us with koolvest inserts and the actual vests. Stanton Wholesale and Checkmate Casuals supply the company with the Tee Shirt product and other products. We do not anticipate any disruption in the supply of these raw materials or the technological support for the screen printing process.

Our corporate facilities are located in a 1,000 sf office at 7405 Armstrong, Rowlett, Texas. We have no lease commitments as we are on a month to month lease of $1,000 per month which we rent from the President.

The Company has performed pad printing, printing anything from pens to USB drives.  We have the capability to do laser engraving to gain a larger market in my USB decorating sales.

We use cutting edge ink jet technology with a BROTHER GT-541. With this machine we can print on many garments in high quality color directly from a computer – known as “Direct to Garment” printing. This technology came out about six years ago and has been growing rapidly. The Brother GT-541(Direct to Garment printer) uses ink jet technology that prints on many garments in high quality color directly from a computer. This ink jet garment printer is as simple to operate as a desktop printer, which can be networked with multiple units, to deliver greater print quality and still remain cost-effective for short-run apparel graphics applications.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are located in a 1,000 sf office space at 7405 Armstrong, Rockwall, Texas, which is in the home of the President. We have no lease commitments as we are on a month to month lease of $1,000 per month.

ITEM 3.                      LEGAL PROCEEDINGS

As of December 31, 2011, the Company is not involved in any legal proceedings.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2011

GOING CONCERN:

The Company has minimal operations and has working capital of approximately $55,000 and $123,000 as of December 31, 2011 and December 31, 2010, respectively. Because of this low level of working capital and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement in 2010 and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EXECUTIVE OVERVIEW:

In 2011 we saw continued deterioration of market share. Our sales reduced $15,022 versus 2010 or 20.5%. The economy is still a major factor, as small businesses are not spending discretionary funds on promotional items. We continue to add new customers and in 2011, four of our largest six customers were new versus 2010.

REVENUE:  Revenue for the year ended December 31, 2011, was $58,242 compared with revenues for the twelve months ended December 31, 2010 of $73,264.  The decrease is attributed to customers not spending as much on promotional items as in 2010. The loss of largest customers from 2010, total sales of $28,500, was partially offset by new customers as four of our largest six customers in 2011 were new versus 2010. Our top five customers accounted for 46% of sales, or $26,803, in 2011, versus 2010 of 64% or $46,639.

COST OF SALES: Cost of sales (COS) were $34,178 (or 59% of revenue) for the year ended December 31, 2011 compared to $43,983 (or 40% of revenue) for the same period in 2010. The decrease in COS by 1% point is due to product mix changes.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $21,107 and $19,548, were $110,920 and $92,237 for the twelve month periods ended December 31, 2011 and 2010 respectively, an increase of $18,683.  The increase in costs were mainly due to $25,000 of consulting services in 2011, an increase in health and other insurance of $5,000 and other bad debt expense of almost $3,000, partially offset by 2010 charges of $14,900 related to filing the stock for trading.

NET INCOME (LOSS). The Net Loss for the year ended December 31, 2011 and 2010 was increased from ($82,805) to ($107,602).  The increase in net loss versus 2010 was due to the increased expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.  In 2010, the Company’s Form S-1 registration statement was approved by the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan. The Company raised a total of $302,700 by selling 605,400 shares at $.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $43,476 and $37,493 as of December 31, 2011 and December 31, 2010, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6 to the December 31, 2011 financial statements.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities for the year ended December 31, 2011 were negative $48,187 versus 2010 of negative $81,002.  We anticipate 2012 Cash Flow from Operating Activities to improve.

Capital Resources

In January 2009, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at December 31, 2011 was $5,844.  The funds to fulfill this commitment will be primarily sourced through operations.  As of December 31, 2011 the Company had negative operating cash flows of $48,187, and with the implementation of its business plan, forecasts cash flows to improve and be sufficient to source payment of this commitment.

Material Changes in Financial Condition

WORKING CAPITAL: In the year ended December 31, 2011 working capital decreased by approximately $67,300, to $55,200 versus December 31, 2010.  This decrease is primarily due to a reduction in cash of $48,000, an increase in accrued expenses of almost $11,000 and increase in shareholder advances of $6,000.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation expense, reserve for doubtful accounts and interest expense accruals on capital leases.

STOCKHOLDERS’ EQUITY (DEFICIT): Stockholders’ Equity (Deficit) changed by approximately $82,600 in the year ended December 31, 2011 versus December 31, 2010 due to the net loss in the year ended December 31, 2011.

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

Organic growth through existing customers: Our organic growth in 2011 was limited as many small businesses were not spending discretionary funds on promotional items. The reduced sales in 2011 is due to the economy and the growth we did achieve was assisted by the funds raised that enabled us to acquire the necessary equipment to improve efficiencies and bring production in-house. This enabled the Company to bid on larger jobs and offer more competitive pricing. There are no current significant seasonal trends in our business that will impact our business quarter-to-quarter.

New Markets: We continue to explore and review all opportunities to acquiring state of the art apparel printers and developing and launching our shopping and ordering web site “Just 1 Tee” which we did not do in 2011 due to the economic environment.  By investing in new equipment combined with our web-site we will reach new geographies and will be able to service customer projects that we are currently unable to service.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011.   Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
William Lewis	55	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2011 and 2010 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
William Lewis	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2011: $12,960 2010: $12,000

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2011 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	William Lewis	6,450,000	83.17%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

·	The Company rents warehouse space from the President at $1,000 per month on a month-to-month lease. As of December 31, 2011 $36,000 was accrued for rent expense not yet paid.
·	The Company owes the Company’s President $43,476 as of December 31, 2011 for operating expenses paid on the Company’s behalf.

There are no other agreements or proposed transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2011 was $5,200 and in 2010 was $5,100.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements was $975 per quarter in 2011 and 2010.

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

Policies and Procedures:

The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:

·	The Board ensures that the accountants are qualified by reviewing their valid license information.
·	The Board ensures that the firm is registered with the PCAOB.
·	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

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

PART IV

 ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity(Deficit) for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K on October 27, 2010 referencing the appointment of Norma P. Lewis to serve as Secretary of Hall Tees.

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

Dated: April 4, 2012

HALL TEES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hall Tees, Inc.

We have audited the accompanying consolidated balance sheets of Hall Tees, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011. Hall Tees, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hall Tees, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 4, 2012

HALL TEES, INC. Consolidated Balance Sheets December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$141,106	$189,154
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,780 and $3,000	670	1,113
Total Current Assets	141,776	190,267

Fixed Assets, Net of Accumulated Depreciation of $72,025 and $50,919	60,115	81,221

TOTAL ASSETS	$201,891	$271,488

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Accounts Payable	$1,107	$0
Accrued Expenses	36,117	24,358
Amounts due Shareholder	43,476	37,493
Current Portion of Capital Lease	5,844	5,844
Total Current Liabilities	86,544	67,695

Long Term Liabilities
Capitalized Lease Obligation	5,844	11,688
Less: Current Portion	(5,844)	(5,844)
Total Long Term Liabilities	0	5,844
Total Liabilities	86,544	73,539

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 and 7,605,400 shares issued and outstanding respectively	7,755	7,605
Additional Paid-In Capital	389,945	365,095
Accumulated Deficit	(282,353)	(174,751)
Total Stockholders' Equity (Deficit)	115,347	197,949

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$201,891	$271,488

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010

	2011	2010

REVENUE	$58,242	$73,264
COST OF SALES	34,178	43,983
GROSS PROFIT	24,064	29,281

OPERATING EXPENSES
Depreciation	21,107	19,458
Selling and Advertising Expenses	8,429	5,940
Other General Expenses	102,491	86,297
TOTAL OPERATING EXPENSES	132,027	111,695

NET OPERATING LOSS	(107,963)	(82,414)

OTHER INCOME (EXPENSE)
Interest Income	361	346
Interest Expense	0	(737)
TOTAL OTHER INCOME (EXPENSE)	361	(391)

NET LOSS BEFORE INCOME TAXES	(107,602)	(82,805)

Provision for Income Taxes (Expense) Benefit	0	0

NET LOSS	$(107,602)	$(82,805)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,624,304	7,480,692
Loss for Common Stockholders	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Years Ended December 31, 2011 and 2010

	Common Stock			Paid-In	Retained
	Shares	Amount		Capital	Earnings (Deficit)	Totals

Stockholders' Equity (Deficit),
January 1, 2010	7,000,000	$7,000		$63,000	$(91.946)	$(21,946)

Sale of Common Stock for Cash	605,400	605		302,095		302,700

Net Loss					(82,805)	(82,805)

Stockholders' Equity (Deficit),
December 31, 2010	7,605,400,	$7,605		$365,095	$(174,751)	$197,949

Shares Issued for Services	150,000	$150		$24,850		$25,000

Net Loss			$		$(107,602)	$(107,602)

Stockholders' Equity (Deficit),
December 31, 2011	7,755,400	$7,755		$389,945	$(282,353)	$115,347

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(107,602)	$(82,805)
Adjustments to reconcile net loss to net cash used
for operating activities:
Depreciation	21,107	19,458
Shares Issued for Services	25,000	0
Bad Debt Expense	3,222	367
Changes in assets and liabilities:
(Increase) / decrease in Accounts Receivable	(2,779)	527
Increase / (decrease) in Accounts Payable	1,107	(30,706)
Increase in Accrued Expenses	11,758	12,157
Net Cash Used for Operating Activities	(48,187)	(81,002)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(32,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(5,844)	(5,844)
Proceeds from Sale of Stock	0	302,700
Borrowings from Stockholder	5,983	2,753
Net Cash Provided/(Used) by Financing Activities	139	299,609

NET INCREASE IN CASH AND CASH EQUIVALENTS	(48,048)	185,685

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	189,154	3,469

CASH AND CASH EQUIVALENTS AT END OF YEAR	$141,106	$189,154

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$38

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Notes to the Consolidated Financial Statements December 31, 2011 and 2010

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Hall Tees, Inc. (The “Company”) operates as a printer and silk screener.  The Company is located in Rowlett, Texas and was incorporated on September 13, 2007 under the laws of the State of Nevada.

Hall Tees, Inc., is the parent company of Hall Tees & Promotions, L.L.C., (“Hall Tees Texas”), a company incorporated under the laws of the State of Texas. Hall Tees Texas was established in 2007.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $4,780 and $3,000 at December 31, 2011 and 2010 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Stock Based Compensation:

Stock-based compensation related to non-employees is recognized based on service provided in the accompanying statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505, “Equity Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Furniture & Equipment	$102,920	$102,920
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	132,140
Less: Accumulated Depreciation	(72,025)	(50,919)
Net Fixed Assets	$60,115	$81,221

Depreciation expense for the years ended December 31, 2011 and 2010 was $21,107 and $19,458, respectively.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012.

The Company leases a 1,000 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $12,000 (see Note 6) for the years ended December 31, 2011 and 2010.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2011 and December 31, 2010, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2011 and December 31, 2010, there were 7,755,400 and 7,605,400 shares outstanding, respectively. The Company issued 150,000 shares on November 15, 2011 for consulting services with a value of $25,000.

The Company does not have any stock option plans or warrants.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10 requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at December 31, 2011 and 2010 consisted of the following:

Deferred tax asset related to:	2011	2010
Prior year	$43,688	$22,987
Tax benefit for current year	20,652	20,701
Total deferred tax asset	64,340	43,688
Less: valuation allowance	(64,340)	(43,688)
Net deferred tax asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $257,350 at December 31, 2011, and will expire in the years 2025 through 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2011 and 2010 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at December 31, 2011.

Upon adoption of ASC 740-10, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the year ended December 31, 2011 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President, also a Stockholder of the Company, has advanced the Company $43,476 and $37,493 as of December 31, 2011 and December 31, 2010, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2011, the President provides general management services to the Company for $3,000 to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $12,960 and $12,000 for the years ended December 31, 2011 and 2010, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $12,000 in 2011 and 2010.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $55,000 and $123,000 as of December 31, 2011 and December 31, 2010, respectively. Because of this low level of working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

