Form 10-Q
period 2012-03-31
HALL TEES, INC.
filed 2012-05-09
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Consolidated Balance Sheets March 31, 2012 and December 31, 2011

	2012 (Unaudited)	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$134,148	$141,106

Accounts Receivable, Net	2,278	670
Total Current Assets	136,426	141,776

Fixed Assets, Net	54,928	60,115

TOTAL ASSETS	$191,354	$201,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$13,340	$1,107
Accrued Expenses	36,297	36,117
Amounts due Shareholder	45,476	43,476
Capitalized Lease Obligation	4,383	5,844
Total Current Liabilities	99,496	86,544

Total Liabilities	99,496	86,544

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(305,842)	(282,353)
Total Stockholders' Equity	91,858	115,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,354	$201,891

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

REVENUE	$8,594	$8,044
COST OF SALES	2,947	5,564
GROSS PROFIT	5,647	2,480

OPERATING EXPENSES
Depreciation	5,187	5,328
Selling and Advertising Expenses	155	288
Other General Expenses	23,846	24,989
TOTAL OPERATING EXPENSES	29,188	30,605

NET OPERATING LOSS	(23,541)	(28,125)

OTHER INCOME
Interest Income	52	108

TOTAL OTHER INCOME	52	108

NET LOSS BEFORE INCOME TAXES	(23,489)	(28,017)

Provision for Income Taxes (Expense) Benefit	—	—

NET LOSS	$(23,489)	$(28,017)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,605,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Three months Ended March 31, 2012 and The Year Ended December 31, 2011

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit,
January 1, 2011	7,605,400	$7,605	$365,095	$(174,751)	$197,949

Issuance of Stock for Services	150,000	150	24,850	—	25,000

Net Loss				(107,602)	(107,602)

Stockholders' Equity,
December 31, 2011	7,755,400	$7,755	$389,945	$(282,353)	$115,347

Net Loss				(23,489)	(23,489)

Stockholders' Equity,
March 31, 2012 (Unaudited)	7,755,400	$7,755	$389,945	$(305,842)	$91,858

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Three months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(23,489)	$(28,017)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	5,187	5,328
Bad Debt Expense	155	0
Changes in assets and liabilities:
Accounts Receivable	(1,763)	(1,932)
Accounts Payable	12,233	0
Accrued Expenses	180	8,478
Net Cash Used by Operating Activities	(7,497)	(16,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	—
Net Cash (Used) by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(1,461)	(1,461)

(Payments) Borrowings: Stockholder Advances	2,000	3,000
Net Cash Provided by Financing Activities	539	1,539

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,958)	(14,604)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,106	189,154

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,148	$174,550

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During the Year for Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2012 and 2011 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $2,640 and $4,780 at March 31, 2012 and December 31, 2011 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed assets are stated at cost if purchased, or at fair value in a non-monetary exchange, less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.  Leases that meet the requirements of ASC 840-10, are capitalized and included in fixed assets.

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

Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Furniture & Equipment	$102,920	$102,920
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	132,140
Less: Accumulated Depreciation	(77,212)	(72,025)
Net Fixed Assets	$54,928	$60,115

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012. The amount due by December 31, 2012 is $4,383. The total amount outstanding at December 31, 2011 was $5,844.

Accumulated depreciation related to the capitalized leases for the three month periods ended March 31,2012 and 2011 was $6,834 and $6,038, respectively.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 for the three month periods ended March 31, 2012 and 2011.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2012 and December 31, 2011, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2012 and December 31, 2011, there were 7,755,400 shares outstanding respectively.

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

Deferred tax assets at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Deferred Tax Asset	$70,210	$64,340
Less: Valuation Allowance	(70,210)	(64,340)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $305,842 at March 31, 2012 and $282,353 at December 31, 2011, and will expire in 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2012 and 2011 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at March 31, 2012 and December 31, 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the three months ended March 31, 2012 and the year ended December 31, 2011 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $45,476 and $43,476 as of March 31, 2012 and December 31, 2011, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring December 31, 2012 and updated to end December 31, 2013, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $0 and $2,300 for the three months ended March 31, 2012 and 2011, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $3,000 in each of the three months ended March 31, 2012 and 2011.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $36,900 at March 31, 2012 and $55,200 as of December 31, 2011. This positive working capital at March 31, 2012 is a result of raising $302,700 under the Form S-1/A that was filed on December 7, 2009 and became effective on December 23, 2009.  Without this money the working capital at March 31, 2012 would have been negative.  Because of this negative amount and limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s five largest customers account for 84% ($7,184) of the 2012 year-to-date revenues. The table below discloses the largest customers 2012 versus 2011 for the three months ending March 31, 2012 and 2011 (note: comparison of largest customers year-over-year).

	YTD 2012 Sales		YTD 2011 Sales
TOP 5 customer	$	%	$	%
Cust 1	3,940	46%	3,521	44%
Cust 2	1,124	13%	1,769	22%
Cust 3	957	11%	1,038	13%
Cust 4	660	8%	824	10%
Cust 5	503	6%	640	8%
Other	1,410	16%	252	3%
TOTAL	8,594	100%	8,044	100%

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

General

In the first quarter of 2012 top line revenue was up 7% to $8,594. North Texas experienced a mild winter in 2012 versus a cold and wet winter in 2011 With the economy still sputtering and with Companies closely managing marketing spending we anticipate flat revenue versus 2011.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2012

Our quarter ended on March 31, 2012.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2012 was $8,594 compared to $8,044 for the three month period ended March 31, 2011.  Revenue increased $550 or 7% and the increase is attributed to the mild winter in North Texas in 2012. We had one large repeat customer year-over-year that accounted for 46% and 41% of revenue in 2012 and 2011, respectively.

COST OF SALES: Cost of sales (COS) were $2,947 (or 34% of revenue) for the three months ended March 31, 2012 compared to $5,564 (or 69% of revenue) for the same period in 2011.  The decrease in COS is due to product mix as sales were geared toward higher margin products.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $5,187 and $5,328, were $24,001 and $25,277 for the three month periods ended March 31, 2012 and 2011 respectively.  The Company paid $12,000 in business development consulting and marketing fees an increase of $6,000 versus 2011. This increase was more than offset by a decrease in auto expense $2,000, payroll expenses $2,000 and other general expenses of $3,000 (maintenance, office expense).

NET LOSS. The Net Loss for the three months ended March 31, 2012 and 2011 was $23,489 versus $28,017.  The main driver behind the increase in the net loss was the low level of sales as discussed above and the increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $45,476 and $43,476 as of March 31, 2012 and December 31, 2011, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the three months ended March 31, 2012 was approximately negative $7,500.  The Company continually is seeking new opportunities to spur sales and increase top line revenue.

The Company has raised $302,700 by selling 605,400 shares at $0.50 per share since inception.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at March 31, 2012 was $4,383 and at December 31, 2011 was $5,844.  The funds to fulfill this commitment will be primarily sourced through operations.  As of March 31, 2012 the Company had negative cash used by operating activities of $7,500, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $18,300 to $36,900 since December 31, 2011.  This decrease is due to the reduction in cash of about $7,000, increased accounts payable of $12,200 and shareholder advances of $2,000, and offset by an increase in accounts receivable of $1,600 and a decrease in short term debt of $1,500.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by approximately $23,500 due to the net loss.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 9, 2012

