Form 10-Q
period 2012-06-30
HALL TEES, INC.
filed 2012-08-14
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Consolidated Balance Sheets June 30, 2012 and December 31, 2011 (Unaudited)

	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$115,352	$141,106

Accounts Receivable, Net	889	670
Total Current Assets	116,241	141,776

Fixed Assets, Net	49,779	60,115

TOTAL ASSETS	$166,020	$201,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$200	$1,107
Accrued Expenses	35,918	36,117
Amounts due Shareholder	46,575	43,476
Capitalized Lease Obligation	2,922	5,844
Total Current Liabilities	85,615	86,544

Total Liabilities	85,615	86,544

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(317,295)	(282,353)
Total Stockholders' Equity	80,405	115,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,020	$201,891

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the three and six months ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUE	$16,511	$8,726	$25,105	$16,770
COST OF SALES	7,682	5,820	10,629	11,384
GROSS PROFIT	8,829	2,906	14,476	5,386

OPERATING EXPENSES
Depreciation	5,149	5,294	10,336	10,622
Selling and Advertising Expenses	361	2,775	516	3,063
Other General Expenses	14,823	12,497	38,669	37,486
TOTAL OPERATING EXPENSES	20,333	20,566	49,521	51,171

NET OPERATING LOSS	(11,504)	(17,660)	(35,045)	(45,785)

OTHER INCOME
Interest Income	51	106	103	214

TOTAL OTHER INCOME	51	106	103	214

NET LOSS BEFORE INCOME TAXES	(11,453)	(17,554)	(34,942)	(45,571)

Provision for Income Taxes (Expense) Benefit	—	—	—	—

NET LOSS	$(11,453)	$(17,554)	$(34,942)	$(45,571)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,605,400	7,755,400	7,605,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the six months ended June 30, 2012 and The Year Ended December 31, 2011 (Unaudited)

	Common Stock	Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit,
January 1, 2011	7,605,400	$7,605	$365,095	$(174,751)	$197,949

Issuance of Stock for Services	150,000	150	24,850	—	25,000

Net Loss				(107,602)	(107,602)

Stockholders' Equity,
December 31, 2011	7,755,400	$7,755	$389,945	$(282,353)	$115,347

Net Loss				(34,942)	(34,942)

Stockholders' Equity,
June 30, 2012 (Unaudited)	7,755,400	$7,755	$389,945	$(317,295)	$80,405

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the six months ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(34,942)	$(45,571)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	10,336	10,622
Bad Debt Expense	516	0
Changes in assets and liabilities:
Accounts Receivable	(735)	480
Inventory	0	(3,772)
Accounts Payable	(907)	0
Accrued Expenses	(199)	5,801
Net Cash Used by Operating Activities	(25,931)	(32,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net Cash (Used) by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(2,922)	(2,922)

Borrowings: Stockholder Advances	3,099	3,783
Net Cash Provided by Financing Activities	177	861

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,754)	(31,579)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,106	189,154

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,352	$157,575

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During the Year for Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

Management believes that all adjustments necessary for a fair statement of the results of the six months ended June 30, 2012 and 2011 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $3,000 and $4,780 at June 30, 2012 and December 31, 2011 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible and during the quarter ended March 31, 2012 the Company wrote-off $2,295.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Furniture & Equipment	$102,920	$102,920
Capitalized Leases	29,220	29,220
Gross Fixed Assets	132,140	132,140
Less: Accumulated Depreciation	(82,361)	(72,025)
Net Fixed Assets	$49,779	$60,115

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012. The amount due by December 31, 2012 is $4,383. The total amount outstanding at December 31, 2011 was $5,844.

Accumulated depreciation related to the capitalized leases for the periods ended June 30, 2012 and 2011 was $6,940 and $6,290, respectively.

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 for the three month periods ended June 30, 2012 and 2011 and was $6,000 for the six month periods ended June 30, 2012 and 2011.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2012 and December 31, 2011, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2012 and December 31, 2011, there were 7,755,400 shares outstanding respectively.

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

Deferred tax assets at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Deferred Tax Asset	$73,075	$64,340
Less: Valuation Allowance	(73,075)	(64,340)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $317,295 at June 30, 2012 and $282,353 at December 31, 2011, and will expire in 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2012 and 2011 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at June 30, 2012 and December 31, 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the six months ended June 30, 2012 and the year ended December 31, 2011 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $46,575 and $43,476 as of June 30, 2012 and December 31, 2011, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring December 31, 2012 and updated to end December 31, 2013, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $0 and $3,000 for the three months ended June 30, 2012 and 2011, respectively and approximately $0 and $4,960 for the six months ended June 30, 2012 and 2011, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $3,000 in each of the three months ended June 30, 2012 and 2011 and $6,000 in each of the six months ended June 30, 2012 and 2011.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $30,600 at June 30, 2012 and $55,200 as of December 31, 2011. This positive working capital at June 30, 2012 is a result of raising $302,700 under the Form S-1/A that was filed on December 7, 2009 and became effective on December 23, 2009.  Without this money the working capital at June 30, 2012 would have been negative.  Because of this negative amount and limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s five largest customers account for 72% ($18,050) of the 2012 year-to-date revenues. The table below discloses the largest customers 2012 versus 2011 for the six months ended June 30, 2012 and 2011 (note: comparison of largest customers year-over-year).

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

General

In the first six months of 2012 top line revenue was up 50% to $25,105. North Texas experienced a mild winter in 2012 versus a cold and wet winter in 2011 With the economy still sputtering and with Companies closely managing marketing spending we anticipate flat revenue versus 2011.

RESULTS FOR THE THREE and SIX MONTHS ENDED June 30, 2012

Our quarter ended on June 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2012 was $16,511 compared to $8,726 for the three month period ended June 30, 2011.  Revenue increased $7,785 or 89% and the increase is attributed to significant sales growth at one customer ($9,400) versus 2011.

Revenue for the six months ended June 30, 2012 was $25,105 compared to $16,770 for the six month period ended June 30, 2011.  Revenue increased $8,335 or 50% and the increase is attributed to significant sales growth at one customer ($9,700) versus 2011. We had one large repeat customer year-over-year that accounted for 54% and 23% of revenue in 2012 and 2011, respectively.

COST OF SALES: Cost of sales (COS) were $7,682 (or 46% of revenue) for the three months ended June 30, 2012 compared to $5,820 (or 67% of revenue) for the same period in 2011.  The decrease in COS is due to product mix as sales were geared toward higher margin products.

Cost of sales (COS) were $10,629 (or 42% of revenue) for the six months ended June 30, 2012 compared to $11,384 (or 68% of revenue) for the same period in 2011.  The decrease in COS is due to product mix as sales were geared toward higher margin products.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $5,149 and $5,294, were $15,184 and $15,272 for the three month periods ended June 30, 2012 and 2011 respectively.  The flat expenses saw increases in .professional fees $2,000 and insurance $1,000 while being offset by a decrease in advertising $3,000.

Operating expenses, exclusive of depreciation expense of $10,336 and $10,622, were $39,185 and $40,549 for the six month periods ended June 30, 2012 and 2011 respectively.  The Company paid $12,000 in business development consulting and marketing fees an increase of $8,000 versus 2011. This increase was more than offset by a decrease in auto expense $2,000, payroll expenses $5,000 and advertising $3,000.

NET LOSS. The Net Loss for the three months ended June 30, 2012 and 2011 was $11,453 versus $17,554 and $34,942 and $45,571 for the six months ended June 30, 2012, respectively.  The main driver behind the increase in the net loss was the low level of sales as discussed above and the increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $46,575 and $43,476 as of June 30, 2012 and December 31, 2011, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the six months ended June 30, 2012 was approximately negative $25,900.  The Company continually is seeking new opportunities to spur sales and increase top line revenue.

The Company has raised $302,700 by selling 605,400 shares at $0.50 per share since inception.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of five years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total five year commitment of $29,220.  The balance due at June 30, 2012 was $2,922 and at December 31, 2011 was $5,844.  The funds to fulfill this commitment will be primarily sourced through operations.  As of June 30, 2012 the Company had negative cash used by operating activities of $25,900, and with the implementation of its business plan, forecasts cash flows to be sufficient to source payment of this commitment.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $24,600 to $30,600 since December 31, 2011.  This decrease is due to the reduction in cash of about $26,000.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by approximately $34,942 due to the net loss.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive and Chief Financial Officer as of June 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 10, 2012

