Form 10-K
period 2012-12-31
HALL TEES, INC.
filed 2013-04-16
CIK 1431499

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012: $577,700

Shares of common stock outstanding at April 16, 2013:    7,755,400

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

Our principal suppliers are Hypertek, Stanton Wholesale, Checkmate Casuals and Flash Direct. Hypertek and Kolder supply us with koolvest inserts and the actual vests. Stanton Wholesale and Checkmate Casuals supply the company with the Tee Shirt product and other products. Flash Direct supplies us with solutions and ink. We do not anticipate any disruption in the supply of these raw materials or the technological support for the screen printing process.

Our corporate facilities are located in a 1,000 sf office at 7405 Armstrong, Rowlett, Texas. We have no lease commitments as we are on a month to month lease of $1,000 per month which we rent from the President.

The Company has performed pad printing, printing anything from pens to USB drives.  We have the capability to do laser engraving to gain a larger market in USB decorating sales.

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

Conventional silk-screening requires large operational space, special chemicals for processing and reclaiming of screens, exposure units, and a wide range of inks, not to mention a very large investment to be competitive. Generally, under the conventional silk process, a minimum number of shirts have to be purchased, artwork separated, screens made (1 screen per color) at the rate of $25 per screen, designs limited to 6-8 colors in most cases and require a small staff to run the equipment.

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

ITEM 3.                      LEGAL PROCEEDINGS

As of December 31, 2012, the Company is not involved in any legal proceedings.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2012

GOING CONCERN:

The Company has minimal operations and has working capital of approximately $20,000 and $55,000 as of December 31, 2012 and December 31, 2011, respectively. Because of this low level of working capital and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement in 2010 and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EXECUTIVE OVERVIEW:

In 2012 we saw improvement in the promotions market place. Our sales increased $13,046 versus 2011 or 22%. The rebound in the economy stimulated small business discretionary spending. The promotional marketplace is very volatile and we continue to see customers come and go. In 2012, our third largest customer was new versus 2011.

REVENUE:  Revenue for the year ended December 31, 2012, was $71,288 compared with revenues for the twelve months ended December 31, 2011 of $58,242.  The increase is attributed to customers beginning to spend once more on promotional items and through advertising. We lost our 3rd and 5th largest customers from 2011 (combined $6,679) but more than made up for it with one new customer at $15,682. Our top five customers accounted for 84% of sales, or $59,580, in 2012, versus 2011 of

57% or 33,258.

COST OF SALES: Cost of sales (COS) were $26,155 (or 37% of revenue) for the year ended December 31, 2012 compared to $34,178 (or 59% of revenue) for the same period in 2011. The decrease in COS by 23% point is due to product mix. In 2011 we sold promotional kool-vests ($21,102 in 2011 versus $5,389 in 2012) that had a higher cost of goods sold percentage than the rest of our business (anywhere from 50-75%). Of the increased sales in 2012, $17,600 were in Pad Printing that has much lower cost of sales as a percentage of sales.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $20,125 and $21,107, were $84,974 and $110,920 for the twelve month periods ended December 31, 2012 and 2011 respectively, a decrease of $25,946.  The decrease in costs were mainly due to reduced expenses in payroll ($13,000 – President taking a lower salary), $6,700 lower net professional fees, and $5,200 of reduced advertising expenses.

NET INCOME (LOSS). The Net Loss for the year ended December 31, 2012 and 2011 decreased to ($59,780) from ($107,602). The improvement versus 2011 was due to the explanations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $49,575 and $43,476 as of December 31, 2012 and December 31, 2011, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6 to the December 31, 2012 financial statements.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities for the year ended December 31, 2012 were negative $47,495 versus 2011 of negative $48,187.  We anticipate 2013 Cash Flow from Operating Activities to improve.

Capital Resources

In January 2009, the Company entered into a capital lease commitment that has a term of four years, ending December 2012.  The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments are $5,844 with a total commitment of $29,220.  The balance due at December 31, 2012 was $-.

Material Changes in Financial Condition

WORKING CAPITAL: In the year ended December 31, 2012 working capital decreased by approximately $35,100, to $20,100 versus December 31, 2011.  This decrease is primarily due to a reduction in cash of $43,000, a decrease in accounts payable/accrued expenses of $6,700 and increase in shareholder advances of $6,100.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are fixed assets, reserve for doubtful accounts and revenue recognition.

STOCKHOLDERS’ EQUITY (DEFICIT): Stockholders’ Equity (Deficit) changed by approximately $59,800 in the year ended December 31, 2012 versus December 31, 2011 due to the net loss in the year ended December 31, 2012.

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

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and were paid $19,750 and $11,490 for services in the years ended December 31, 2012 and 2011, respectively.

Plan of Operations

The plan of operations for the 12 months will include the continued growth plan of the Company and will concentrate in three areas:

1.	Organic growth through existing customers
2.	New markets
3.	New customers

Organic growth through existing customers: Our organic growth in 2012 improved as many small businesses again began spending discretionary funds on promotional items. The increased sales in 2012 is due to the economy. There are no current significant seasonal trends in our business that will impact our business quarter-to-quarter.

New Markets: We continue to explore and review all opportunities to acquiring state of the art apparel printers and developing and launching our shopping and ordering web site “Just 1 Tee” which we did not do in 2012 due to lack of working capital.  By investing in new equipment, combined with our web-site, we will reach new geographies and will be able to service customer projects that we are currently unable to service.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012.   Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2012 and 2011 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
William Lewis	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2012: $- 2011: $12,960

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.                       SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	William Lewis	6,450,000	83.2%

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

·	The Company rents warehouse space from the President at $1,000 per month on a month-to-month lease. As of December 31, 2012 $22,255 was accrued for rent expense not yet paid.
·	The Company owes the Company’s President $49,575 as of December 31, 2012 for operating expenses paid on the Company’s behalf.

There are no other agreements or proposed transactions with related parties.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2012 was $5,500 and in 2011 was $5,100.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements was $1,100 per quarter in 2012 and $975 per quarter in 2011.

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

PART IV

 ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity(Deficit) for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K on October 27, 2011 referencing the appointment of Norma P. Lewis to serve as Secretary of Hall Tees.

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

Dated: April 16, 2013

HALL TEES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hall Tees, Inc.

We have audited the accompanying consolidated balance sheets of Hall Tees, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of  operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. Hall Tees, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have audited the accompanying consolidated balance sheets of Hall Tees, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of  operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. Hall Tees, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hall Tees, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 16, 2013

HALL TEES, INC. Consolidated Balance Sheets December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$98,435	$141,106
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,200 and $4,780	1,799	670
Total Current Assets	100,234	141,776

Fixed Assets, Net of Accumulated Depreciation of $81,850 and $72,025	35,421	60,115

TOTAL ASSETS	$135,655	$201,891

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Accounts Payable	$8,283	$1,107
Accrued Expenses	22,230	36,117
Amounts due Shareholder	49,575	43,476
Current Portion of Capital Lease	—	5,844
Total Current Liabilities	80,088	86,544

Long Term Liabilities
Capitalized Lease Obligation	—	5,844
Less: Current Portion	—	(5,844)
Total Long Term Liabilities	—	—
Total Liabilities	80,088	86,544

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(342,133)	(282,353)
Total Stockholders' Equity (Deficit)	55,567	115,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$135,655	$201,891

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011

	2012	2011

REVENUE	$71,288	$58,242
COST OF SALES	26,155	34,178
GROSS PROFIT	45,133	24,064

OPERATING EXPENSES
Depreciation	20,125	21,107
Selling and Advertising Expenses	1,487	8,429
Other General Expenses	83,487	102,491
TOTAL OPERATING EXPENSES	105,099	132,027

NET OPERATING LOSS	(59,966)	(107,963)

OTHER INCOME (EXPENSE)
Interest Income	186	361
TOTAL OTHER INCOME (EXPENSE)	186	361

NET LOSS BEFORE INCOME TAXES	(59,780)	(107,602)

Provision for Income Taxes (Expense) Benefit	—	—

NET LOSS	$(59,780)	$(107,602)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,624,304
Loss for Common Stockholders	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Years Ended December 31, 2012 and 2011

	Common Stock
	Shares	Amount	Paid-In Capital	Retained Earnings (Deficit)	Totals

Stockholders' Equity (Deficit),
January 1, 2011	7,605,400	$7,605	$365,095	$(174,751)	$197,949

Common Stock issued for services	150,000	150	24,850		25,000

Net Loss				(107,602)	(107,602)

Stockholders' Equity (Deficit),
December 31, 2011	7,755,400	$7,755	$389,945	$(282,353)	$115,347

Net Loss				(59,780)	(59,780)

Stockholders' Equity (Deficit),
December 31, 2012	7,755,400	$7,755	$389,945	$(342,133)	$55,567

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(59,780)	$(107,602)
Adjustments to reconcile net loss to net cash used
for operating activities:
Depreciation	20,125	21,107
Shares issued for services	—	25,000
Bad Debt Expense	1,487	3,222
Changes in assets and liabilities:
(Increase) / decrease in Accounts Receivable	(2,616)	(2,779)
Increase / (decrease) in Accounts Payable	7,176	1,107
Increase in Accrued Expenses	(13,887)	11,758
Net Cash Used for Operating Activities	(47,495)	(48,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	4,569	—
Net Cash Provided by Investing Activities	4,569	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	(5,844)	(5,844)
Borrowings from Stockholder	6,099	5,983
Net Cash Provided by Financing Activities	255	139

NET INCREASE IN CASH AND CASH EQUIVALENTS	(42,671)	(48,048)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	141,106	189,154

CASH AND CASH EQUIVALENTS AT END OF YEAR	$98,435	$141,106

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During Year for Taxes Paid	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Notes to the Consolidated Financial Statements December 31, 2012 and 2011

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $2,200 and $4,780 at December 31, 2012 and 2011 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Furniture & Equipment	$88,051	$102,920
Capitalized Leases	29,220	29,220
Gross Fixed Assets	117,271	132,140
Less: Accumulated Depreciation	(81,850)	(72,025)
Net Fixed Assets	$35,421	$60,115

Depreciation expense for the years ended December 31, 2012 and 2011 was $20,125 and $21,107, respectively.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company entered into a capitalized lease obligation during 2008 for a total of $29,220. Payments of $487 including principal and interest at 12% are due monthly through December 2012. As of December 31, 2012 the balance of the obligation was $0.

The Company leases a 1,000 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $12,000 (see Note 6) for the years ended December 31, 2012 and 2011.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2012 and December 31, 2011, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2012 and December 31, 2011, there were 7,755,400 shares outstanding, respectively.

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

Deferred tax assets at December 31, 2012 and 2011 consisted of the following:

Deferred tax asset related to:	2012	2011
Prior year	$64.340	$43,688
Tax benefit for current year	14,945	20,652
Total deferred tax asset	79,285	64,340
Less: valuation allowance	(79,285)	(64,340)
Net deferred tax asset	$—	$—

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $342,133 at December 31, 2012, and will expire in 2025 through 2031.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2012 and 2011 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at December 31, 2012.

Upon adoption of ASC 740-10, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the year ended December 31, 2012 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President, also a Stockholder of the Company, has advanced the Company $49,575 and $43,476 as of December 31, 2012 and December 31, 2011, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2013, the President provides general management services to the Company up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $- and $12,960 for the years ended December 31, 2012 and 2011, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $12,000 in 2012 and 2011.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of approximately $20,000 and $55,000 as of December 31, 2012 and December 31, 2011, respectively. Because of this low level of working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 8 – REVENUE CONCENTRATION

The Company’s five largest customers account for 84% ($59,580) of the 2012 year-to-date revenues. The table below discloses the largest customers 2012 versus 2011 for the year ended December 31, 2012 and 2011.

	YTD 2012 Sales		YTD 2011 Sales
TOP 5 customer	$	%	$	%
Cust 1	19,421	27%	12,626	22%
Cust 2	18,870	27%	9,389	16%
Cust 3	15,682	22%	4,238	7%
Cust 4	3,302	5%	3,745	6%
Cust 5	2,305	3%	3,260	6%
Other	11,708	16%	24,984	43%

TOTAL	71,288	100%	58,242	100%

