Form 10-Q
period 2013-03-31
HALL TEES, INC.
filed 2013-05-20
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 20, 2013, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Consolidated Balance Sheets March 31, 2013 and December 31, 2012 (Unaudited)

	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$93,006	$98,435

Accounts Receivable, Net	541	1,799
Total Current Assets	93,547	100,234

Fixed Assets, Net	30,973	35,421

TOTAL ASSETS	$124,520	$135,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$11,725	$8,283
Accrued Expenses	25,695	22,230
Amounts due Shareholder	52,825	49,575

Total Current Liabilities	90,245	80,088

Total Liabilities	90,245	80,088

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(363,425)	(342,133)
Total Stockholders' Equity	34,275	55,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,520	$135,655

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Three Months ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUE	$16,370	$8,594
COST OF SALES	5,487	2,947
GROSS PROFIT	10,883	5,647

OPERATING EXPENSES
Depreciation	4,448	5,187
Selling and Advertising Expenses	—	155
Other General Expenses	27,753	23,846
TOTAL OPERATING EXPENSES	32,201	29,188

NET OPERATING LOSS	(21,318)	(23,541)

OTHER INCOME
Interest Income	26	52

TOTAL OTHER INCOME	26	52

NET LOSS BEFORE INCOME TAXES	(21,292)	(23,489)

Provision for Income Taxes (Expense) Benefit	—	—

NET LOSS	$(21,292)	$(23,489)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,755,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Three Months ended March 31, 2013 and The Year Ended December 31, 2012 (Unaudited)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit),
January 1, 2012	7,755,400	$7,755	$389,945	$(282,353)	$115,347

Net Loss				(59,780)	(59,780)

Stockholders' Equity (Deficit),
December 31, 2012	7,755,400	$7,755	$389,945	$(342,133)	$55,567

Net Loss				(21,292)	(21,292)

Stockholders' Equity (Deficit),
March 31, 2013	7,755,400	$7,755	$389,945	$(363,425)	$34,275

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Three Months ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(21,292)	$(23,489)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	4,448	5,187
Bad Debt Expense	—	155
Changes in assets and liabilities:
Accounts Receivable	1,258	(1,763)
Accounts Payable	3,442	12,233
Accrued Expenses	3,465	180
Net Cash Used by Operating Activities	(8,679)	(7,497)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Net Cash Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	—	(1,461)
Borrowings: Stockholder Advances	3,250	2,000
Net Cash Provided (Used) by Financing Activities	3,250	539

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,429)	(6,958)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,435	141,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,006	$134,148

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During the Year for Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2013 and 2012 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $2,200 and $2,200 at March 31, 2013 and December 31, 2012 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible. During the three months ended March 31, 2013 the Company had no write-offs.

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Furniture & Equipment	$95,086	$95,086
Capitalized Leases	29,220	29,220
Gross Fixed Assets	124,306	124,306
Less: Accumulated Depreciation	(93,333)	(88,885)
Net Fixed Assets	$30,973	$35,421

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 for the three month periods ended March 31, 2013 and 2012.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2013 and December 31, 2021, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2013 and December 31, 2012, there were 7,755,400 shares outstanding respectively.

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

Deferred tax assets at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Deferred Tax Asset	$84,608	$79,285
Less: Valuation Allowance	(84,608)	(79,285)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $363,425 at March 31, 2013 and $342,133 at December 31, 2012, and will expire in 2025 through 2031.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2013 and 2012 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at March 31, 2013 and December 31, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the three months ended March 31, 2013 and the year ended December 31, 2012 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $58,825 and $49,575 as of March 31, 2013 and December 31, 2012, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring December 31, 2012 and updated to end December 31, 2013, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $6,750 and $0 for the three months ended March 31, 2013 and 2012, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $3,000 in each of the three months ended March 31, 2013 and 2012.

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoice the company $500 a month for general accounting services, and $1,500 a month for general consulting and administrative services. The accounts payable balance at March 31, 2013 was $5,250 and at December 31, 2012 was $7,000.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has working capital of $3,302 at March 31, 2013 and $20,146 as of December 31, 2012. Due to the limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s three largest customers account for 100% ($16,370) of the 2013 year-to-date revenues. The table below discloses the largest customers 2013 versus 2012 for the three months ended March 31, 2013 and 2012 (note: comparison of largest customers year-over-year).

	YTD 2013 Sales		YTD 2012 Sales
TOP 5 customer	$	%	$	%
Cust 1	10,200	63%	3,940	46%
Cust 2	5,628	34%	1,124	13%
Cust 3	542	3%	957	11%
Cust 4	-	0%	660	8%
Cust 5	-	0%	503	6%
Other	-	0%	1,410	16%

TOTAL	16,370	100%	8,594	100%

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

General

In the first three months of 2013 top line revenue increased 90% to $16,370. This increase is a carryover from 2012 which finished strong versus the prior year with total revenues up over 22% to $71,288. As the economy strengthens we are seeing companies increase marketing and promotional spending.

RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

Our quarter ended on March 31, 2013.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2013 was $16,370 compared to $8,594 for the three month period ended March 31, 2012.  Revenue increased $7,776 or 90% due to an increasing in pad printing of $10,200 which was partially offset by a decrease in silk-screening and t-shirts of $2,400.

COST OF SALES: Cost of sales (COS) were $5,487 (or 33% of revenue) for the three months ended March 31, 2013 compared to $2,947 (or 34% of revenue) for the same period in 2012.  The slight decrease in COS as a percent of sales is due to product mix as sales were geared toward higher margin products.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $4,448 and $5,157, were $27,753 and $24,001 for the three month periods ended March 31, 2013 and 2012 respectively.  The increase expenses were due to payroll costs to the President ($6,800) partially offset by a reduction in professional fees of $5,500.

NET LOSS. The Net Loss for the three months ended March 31, 2013 and 2012 was $21,292 versus $23,489, respectively.  The main driver behind the decrease in the net loss was the increased level of sales, with higher margin products, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $52,825 and $49,575 as of March 31, 2013 and December 31, 2012, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the three months ended March 31, 2013 was negative $8,679.  The Company continually is seeking new opportunities to spur sales and increase top line revenue.

Going Concern

Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2012, which raises substantial doubt about our ability to continue as a going concern. See Note 7.

Capital Resources

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $16,800 to $3,300 since December 31, 2012.  This decrease is due to the reduction in cash of about $5,400 and an increase in current liabilities of about $10,000.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $21,292 due to the net loss.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services monthly.  The accounts payable balance at March 31, 2013 was $5,250 and at December 31, 2012 was $7,000.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive and Chief Financial Officer as of March 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 20, 2013

