Form 10-Q
period 2013-06-30
HALL TEES, INC.
filed 2013-08-19
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Condensed Consolidated Balance Sheets June 30, 2013 and December 31, 2012 (Unaudited)

	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$69,495	$98,435

Accounts Receivable, Net	80	1,799
Total Current Assets	69,575	100,234

Fixed Assets, Net	26,931	35,421

TOTAL ASSETS	$96,506	$135,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$9,250	$8,283
Accrued Expenses	28,738	22,230
Amounts due Shareholder	52,943	49,575

Total Current Liabilities	90,931	80,088

Total Liabilities	90,931	80,088

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(392,125)	(342,133)
Total Stockholders' Equity	5,575	55,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,506	$135,655

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Operations For the Three and Six months ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUE	$12,056	$16,511	$28,426	$25,105
COST OF SALES	2,272	7,682	7,759	10,629
GROSS PROFIT	9,784	8,829	20,667	14,476

OPERATING EXPENSES
Depreciation	4,042	5,149	8,490	10,336
Selling and Advertising Expenses	—	2,775	—	516
Other General Expenses	34,458	14,823	62,211	38,669
TOTAL OPERATING EXPENSES	38,500	20,333	70,701	49,521

NET OPERATING LOSS	(28,716)	(11,504)	(50,034)	(35,045)

OTHER INCOME
Interest Income	16	51	42	103

TOTAL OTHER INCOME	16	51	42	103

NET LOSS BEFORE INCOME TAXES	(28,700)	(11,453)	(49,992)	(34,942)

Provision for Income Taxes (Expense) Benefit	—	—	—	—

NET LOSS	$(28,700)	$(11,453)	$(49,992)	$(34,942)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,755,400	7,755,400	7,755,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Six months ended June 30, 2013 and The Year Ended December 31, 2012 (Unaudited)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit),
January 1, 2012	7,755,400	$7,755	$389,945	$(282,353)	$115,347

Net Loss				(59,780)	(59,780)

Stockholders' Equity (Deficit),
December 31, 2012	7,755,400	$7,755	$389,945	$(342,133)	$55,567

Net Loss				(49,992)	(49,992)

Stockholders' Equity (Deficit),
June 30, 2013	7,755,400	$7,755	$389,945	$(392,125)	$5,575

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Cash Flows For the Six months ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(49,992)	$(34,942)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	8,490	10,336
Bad Debt Expense	—	516
Changes in assets and liabilities:
Accounts Receivable	1,719	(735)
Accounts Payable	967	(907)
Accrued Expenses	6,508	(199)
Net Cash Used by Operating Activities	(32,308)	(25,931)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Net Cash Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	—	(2,922)
Borrowings: Stockholder Advances	3,368	3,099
Net Cash Provided (Used) by Financing Activities	3,368	177

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,940)	(25,754)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,435	141,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,495	$115,352

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During the Year for Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Change of Domicile: In May the Company filed a Form S-4 with the US Securities & Exchange Commission (SEC) to effectuate the redomiciling of its charter from Nevada to the British Virgin Islands through the merger of Hall Tees, Inc. with Studio 82, a British Virgin Islands company. Studio 82 has no assets and liabilities and the redomiciling will have a negligible effect on the financial condition of the company.  The SEC has submitted comments and is continuing its review. As of the date of this filing a Form S-4/A has been prepared and will be filed soon.

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

The condensed consolidated financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Management believes that all adjustments necessary for a fair statement of the results of the six months ended June 30, 2013 and 2012 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $2,200 and $2,200 at June 30, 2013 and December 31, 2012 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible. During the six months ended June 30, 2013 the Company had no write-offs.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Furniture & Equipment	$95,086	$95,086
Capitalized Leases	29,220	29,220
Gross Fixed Assets	124,306	124,306
Less: Accumulated Depreciation	(97,375)	(88,885)
Net Fixed Assets	$26,931	$35,421

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 and $6,000 for the three and six month periods ended June 30, 2013 and 2012, respectively.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2013 and December 31, 2021, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2013 and December 31, 2012, there were 7,755,400 shares outstanding respectively.

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

Deferred tax assets at June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Deferred Tax Asset	$91,783	$79,285
Less: Valuation Allowance	(91,783)	(79,285)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $392,125 at June 30, 2013 and $342,133 at December 31, 2012, and will expire in 2025 through 2031.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2013 and 2012 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at June 30, 2013 and December 31, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the six months ended June 30, 2013 and the year ended December 31, 2012 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $52,943 and $49,575 as of June 30, 2013 and December 31, 2012, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring December 31, 2012 and updated to end December 31, 2013, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $12,420 and $0 for the six months ended June 30, 2013 and 2012, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $6,000 in each of the six months ended June 30, 2013 and 2012.

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoice the company reasonable fees for accounting, general consulting and administrative services. The accounts payable balance at June 30, 2013 was $9,250 and at December 31, 2012 was $7,000.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of $21,356 at June 30, 2013 and positive working capital of $20,146 as of December 31, 2012. Due to the limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s three largest customers account for 90% ($25,488) of the 2013 year-to-date revenues. The table below discloses the largest customers 2013 versus 2012 for the six months ended June 30, 2013 and 2012 (note: comparison of largest customers year-over-year).

	YTD 2013 Sales		YTD 2012 Sales
TOP 5 customer	$	%	$	%
Cust 1	18,800	66%	13,671	54%
Cust 2	5,628	20%	1,456	6%
Cust 3	1,020	4%	1,124	4%
Cust 4	963	3%	957	4%
Cust 5	660	2%	842	3%
Other	1,355	5%	7,055	28%

TOTAL	28,426	100%	25,105	100%

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

General

In the first six months of 2013 top line revenue increased 13% to $28,426. Sales slowed in the three months ended June 30, 2013 versus the same period in 2012 as promotional spending slowed but year-to-date fissures remain up from 2012.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Our quarter ended on June 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2013 was $12,056 compared to $16,511 for the three month period ended June 30, 2012.  Revenue decreased $4,455 or 27% due to a decrease in silk-screening of $8,200 and general garments of $5,000; this was partially offset by an increase in pad printing of $8,600.

Revenue for the six months ended June 30, 2013 was $28,426 compared to $25,105 for the six month period ended June 30, 2012.  Revenue increased $3,321 or 13% due to an increasing in pad printing of $18,800 which was partially offset by a decrease in silk-screening and t-shirts of $15,500.

COST OF SALES: Cost of sales (COS) were $2,272 (or 19% of revenue) for the three months ended June 30, 2013 compared to $7,682 (or 46% of revenue) for the same period in 2012.  The decrease in COS as a percent of sales is due to product mix as sales were geared toward higher margin products.

Cost of sales (COS) were $7,759 (or 27% of revenue) for the six months ended June 30, 2013 compared to $10,629 (or 42% of revenue) for the same period in 2012.  The slight decrease in COS as a percent of sales is due to product mix as sales were geared toward higher margin products.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $4,042 and $5,149, were $34,458 and $17,598 for the three month periods ended June 30, 2013 and 2012 respectively.  The increase expenses were due to payroll costs to the President ($5,800) and fees/services ($10,000) related to redomiciling of the Company to the Cayman Islands.

Operating expenses, exclusive of depreciation expense of $8,490 and $10,336, were $62,211 and $39,185 for the six month periods ended June 30, 2013 and 2012 respectively.  The increase expenses were due to payroll costs to the President ($12,400) and fees/services ($10,000) related to redomiciling of the Company to the Cayman Islands.

NET LOSS. The Net Loss for the three months ended June 30, 2013 and 2012 was $28,700 versus $11,453, respectively.  The main drivers behind the change are discussed above.

The Net Loss for the six months ended June 30, 2013 and 2012 was $49,992 versus $34,942, respectively.  The main drivers behind the change are discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $52,943 and $49,575 as of June 30, 2013 and December 31, 2012, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the six months ended June 30, 2013 was negative $32,308.  The Company continually is seeking new opportunities to spur sales and increase top line revenue.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $41,500 to negative $21,356 since December 31, 2012.  This decrease is due to the reduction in cash of about $28,900 and an increase in current liabilities of about $10,800.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $49,992 due to the net loss.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoice the company reasonable fees for accounting, general consulting and administrative services. The accounts payable balance at June 30, 2013 was $9,250 and at December 31, 2012 was $7,000.

Change of Domicile

In May the Company filed a Form S-4 with the US Securities & Exchange Commission (SEC) to effectuate the redomiciling of its charter from Nevada to the British Virgin Islands through the merger of Hall Tees, Inc. with Studio 82, a British Virgin Islands company. Studio 82 has no assets and liabilities and the redomiciling will have a negligible effect on the financial condition of the company.  The SEC has submitted comments and is continuing its review. As of the date of this filing a Form S-4/A has been prepared and will be filed soon.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive and Chief Financial Officer as of June 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 19, 2013

