Form 10-Q
period 2013-09-30
HALL TEES, INC.
filed 2013-11-19
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 18, 2013, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Condensed Consolidated Balance Sheets September 30, 2013 and December 31, 2012 (Unaudited)

	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$62,549	$98,435

Accounts Receivable, Net	0	1,799
Total Current Assets	62,549	100,234

Fixed Assets, Net	23,290	35,421

TOTAL ASSETS	$85,939	$135,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$12,583	$8,283
Accrued Expenses	32,098	22,230
Amounts due Shareholder	49,643	49,575

Total Current Liabilities	94,324	80,088

Total Liabilities	94,324	80,088

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(406,185)	(342,133)
Total Stockholders' Equity	(8,485)	55,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,839	$135,655

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Operations For the Three and Nine months ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUE	$21,927	$28,400	$50,353	$53,505
COST OF SALES	4,417	14,206	12,176	24,835
GROSS PROFIT	17,510	14,194	38,177	28,670

OPERATING EXPENSES
Depreciation	3,641	5,110	12,131	15,446
Selling and Advertising Expenses	—	890	—	1,406
Other General Expenses	27,942	21,980	90,153	60,649
TOTAL OPERATING EXPENSES	31,583	27,980	102,284	77,501

NET OPERATING LOSS	(14,073)	(13,786)	(64,107)	(48,831)

OTHER INCOME
Interest Income	13	47	55	150

TOTAL OTHER INCOME	13	47	55	150

NET LOSS BEFORE INCOME TAXES	(14,060)	(13,739)	(64,052)	(48,681)

Provision for Income Taxes (Expense) Benefit	—	—	—	—

NET LOSS	$(14,060)	$(13,739)	$(64,052)	$(48,681)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,755,400	7,755,400	7,755,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Nine months ended September 30, 2013 and The Year Ended December 31, 2012 (Unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated (Deficit)	Totals

Stockholders' Equity (Deficit),
January 1, 2012	7,755,400	$7,755	$389,945	$(282,353)	$115,347

Net Loss				(59,780)	(59,780)

Stockholders' Equity (Deficit),
December 31, 2012	7,755,400	$7,755	$389,945	$(342,133)	$55,567

Net Loss				(64,052)	(64,052)

Stockholders' Equity (Deficit),
September 30, 2013	7,755,400	$7,755	$389,945	$(406,185)	$(8,485)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Cash Flows For the Nine months ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(64,052)	$(48,681)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	12,131	15,446
Bad Debt Expense	—	1,406
Changes in assets and liabilities:
Accounts Receivable	1,799	(989)
Accounts Payable	4,300	(1,107)
Accrued Expenses	9,868	(11,359)
Net Cash Used by Operating Activities	(35,954)	(45,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	4,568
Net Cash Provided by Investing Activities	—	4,568

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	—	(4,383)
Borrowings: Stockholder Advances	68	4,099
Net Cash Provided (Used) by Financing Activities	68	(284)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,886)	(41,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,435	141,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,549	$100,106

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During the Year for Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Change of Domicile: In May the Company filed a Form S-4 with the US Securities & Exchange Commission (SEC) to effectuate the redomiciling of its charter from Nevada to the British Virgin Islands through the merger of Hall Tees, Inc. with Studio 82, a British Virgin Islands company. Studio 82 has no assets and liabilities and the redomiciling will have a negligible effect on the financial condition of the company.  The SEC has submitted comments and is continuing its review. As of the date of this filing the Form S-4 has not been declared effective.

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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2013 and 2012 have been made.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $2,200 and $2,200 at September 30, 2013 and December 31, 2012 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible. During the nine months ended September 30, 2013 the Company had no write-offs.

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

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10. Revenue will be recognized only when all of the following criteria have been met:

-	Persuasive evidence of an arrangement exists;
-	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
-	The price is fixed and determinable; and
-	Collectability is reasonably assured.

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Furniture & Equipment	$95,086	$95,086
Capitalized Leases	29,220	29,220
Gross Fixed Assets	124,306	124,306
Less: Accumulated Depreciation	(101,016)	(88,885)
Net Fixed Assets	$23,290	$35,421

Depreciation expense for the three months ended September 30, 2013 and 2012 was $3,641 and 5,110, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $12,131 and $15,446, respectively.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company leases a 1,200 square foot space from the President on a month to month basis for $1,000 per month. Rent expense was $3,000 and $9,000 for the three and nine month periods ended September 30, 2013 and 2012, respectively.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2013 and December 31, 2021, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2013 and December 31, 2012, there were 7,755,400 shares outstanding respectively.

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

Deferred tax assets at September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Deferred Tax Asset	$95,285	$79,285
Less: Valuation Allowance	(95,285)	(79,285)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $406,185 at September 30, 2013 and $342,133 at December 31, 2012, and will expire in 2025 through 2031.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2013 and 2012 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at September 30, 2013 and December 31, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the nine months ended September 30, 2013 and the year ended December 31, 2012 the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $49,643 and $49,575 as of September 30, 2013 and December 31, 2012, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring December 31, 2012 and updated to end December 31, 2013, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $20,220 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $9,000 in each of the nine months ended September 30, 2013 and 2012.

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoice the company reasonable fees for accounting, general consulting and administrative services. The accounts payable balance at September 30, 2013 was $9,250 and at December 31, 2012 was $7,000.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of $31,775 at September 30, 2013 and positive working capital of $20,146 as of December 31, 2012. Due to the limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s three largest customers account for 85% ($42,977) of the 2013 year-to-date revenues. The table below discloses the largest customers 2013 versus 2012 for the nine months ended September 30, 2013 and 2012 (note: comparison of largest customers year-over-year).

	YTD 2013 Sales		YTD 2012 Sales
TOP 5 customer	$	%	$	%
Cust 1	29,200	58%	15,682	29%
Cust 2	12,757	25%	13,671	26%
Cust 3	1,020	2%	7,207	13%
Cust 4	963	2%	2,305	4%
Cust 5	889	2%	1,456	3%
Other	5,524	11%	13,184	25%

TOTAL	50,353	100%	53,505	100%

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

General

In the first nine months of 2013 top line revenue decreased 6% to $50,353. Sales slowed in the three months ended September 30, 2013 versus the same period in 2012 as promotional spending slowed as it did in the fiscal second quarter.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Our quarter ended on September 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2013 was $21,927 compared to $28,400 for the three month period ended September 30, 2012.  Revenue decreased $6,473 or 23% due to a decrease in marketing promotional items of $9,100; this was partially offset by an increase in pad printing of $4,000.

Revenue for the nine months ended September 30, 2013 was $50,353 compared to $53,505 for the nine month period ended September 30, 2012.  Revenue decreased $3,152 or 6% due to an increase in pad printing of $21,300 which was offset by a decrease in marketing promotional items of $24,700.

COST OF SALES: Cost of sales (COS) were 4,417 (or 20% of revenue) for the three months ended September 30, 2013 compared to $14,206 (or 50% of revenue) for the same period in 2012.  The decrease in COS as a percent of sales is due to product mix as sales were geared toward higher margin products.

Cost of sales (COS) were $12,176 (or 24% of revenue) for the nine months ended September 30, 2013 compared to $24,835 (or 46% of revenue) for the same period in 2012.  The slight decrease in COS as a percent of sales is due to product mix as sales were geared toward higher margin products.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $3,641 and $5,110, were $27,942 and $22,870 for the three month periods ended September 30, 2013 and 2012 respectively.  The increase expenses were due to payroll costs to the President ($7,000) and fees/services ($7,000) related to redomiciling of the Company to the Cayman Islands and administration.

Operating expenses, exclusive of depreciation expense of $12,131 and $15,446, were $90,153 and $62,055 for the nine month periods ended September 30, 2013 and 2012 respectively.  The increase expenses were due to payroll costs to the President ($20,200) and fees/services ($17,000) related to redomiciling of the Company to the Cayman Islands.

NET LOSS. The Net Loss for the three months ended September 30, 2013 and 2012 was $14,060 versus $13,739, respectively.  The main drivers behind the change are discussed above.

The Net Loss for the nine months ended September 30, 2013 and 2012 was $64,052 versus $48,681, respectively.  The main drivers behind the change are discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $49,643 and $49,575 as of September 30, 2013 and December 31, 2012, respectively, for working capital.  No interest is paid on this advance.  This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the nine months ended September 30, 2013 was negative $35,954.  The Company continually is seeking new opportunities to spur sales and increase top line revenue.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $51,900 to negative $31,775 since December 31, 2012.  This decrease is due to the reduction in cash of about $35,900 and an increase in current liabilities of about $14,200.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $64,052 due to the net loss.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoice the company reasonable fees for accounting, general consulting and administrative services. The accounts payable balance at September 30, 2013 was $9,250 and at December 31, 2012 was $7,000.

In May the Company filed a Form S-4 with the US Securities & Exchange Commission (SEC) to effectuate the redomiciling of its charter from Nevada to the British Virgin Islands through the merger of Hall Tees, Inc. with Studio 82, a British Virgin Islands company. Studio 82 has no assets and liabilities and the redomiciling will have a negligible effect on the financial condition of the company.  The SEC has submitted comments and is continuing its review. As of the date of this filing the Form S-4 has not been declared effective.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive and Chief Financial Officer as of September 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

a)	A Form 8-K was filed on November 18, 2013 disclosing the resignation of EFP Rotenberg as our Registered Independent Accounting Firm and the appointment of The Hall Group CPA’s as our new Registered Independent Accounting Firm.

(b)	Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL TEES, INC.

By /s/ William Lewis

William Lewis, President, CFO

Date: November 18, 2013

