Form 10-K
period 2013-12-31
HALL TEES, INC.
filed 2014-04-15
CIK 1431499

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2013

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013: $577,700

Shares of common stock outstanding at March 31, 2014:    7,755,400

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

We use cutting edge ink jet technology with a BROTHER GT-541. With this machine we can print on many garments in high quality color directly from a computer – known as “Direct to Garment” printing. This technology came out about six years ago and has been growing rapidly. The Brother GT-541 (Direct to Garment printer) uses ink jet technology that prints on many garments in high quality color directly from a computer. This ink jet garment printer is as simple to operate as a desktop printer, which can be networked with multiple units, to deliver greater print quality and still remain cost-effective for short-run apparel graphics applications.

The GT-541 is faster and less expensive to operate than traditional screen printing machines due to minimal set-up, tear-down, clean-up, screens, squeegees, or pallet adhesive. The GT-541 water based ink can be cured by a standard heat press, eliminating the need to purchase a conveyor dryer, and significantly thereby reducing operating space requirements.

Conventional silk-screening requires large operational space, special chemicals for processing and reclaiming of screens, exposure units, and a wide range of inks, not to mention a very large investment to be competitive. Generally, under the conventional silk process, a minimum number of shirts have to be purchased, artwork separated, screens made (1 screen per color) at the rate of $25 per screen, designs limited to 6-8 colors in most cases, not to mention a small staff to run the equipment.

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

Service – We are structured to meet the same delivery and turnaround time as our competitors.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are located in a 1,000 sf office space at 7405 Armstrong, Rockwall, Texas, which is in the home of the President. We have no lease commitments as we are on a month to month lease of $1,000 per month.

ITEM 3.                      LEGAL PROCEEDINGS

As of December 31, 2013, the Company is not involved in any legal proceedings.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2013

GOING CONCERN:

The Company has minimal operations and has negative working capital of approximately $48,000 as of December 31, 2013. Because of this negative level of working capital and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement in 2010 and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EXECUTIVE OVERVIEW:

In 2012 we saw improvement in the promotions market place. Our sales decreased $4,435 versus 2012 or 6%. The reduction in sales is directly related to promotional and discretionary spending available to small businesses. The promotional marketplace is very volatile and we continue to see customers come and go.

REVENUE:  Revenue for the year ended December 31, 2013, was $66,853 compared with revenues for the twelve months ended December 31, 2012 of $71,288. The decrease is directly attributed to promotional and discretionary spending available within small companies. During fiscal 2012, the market saw customers beginning to spend once more on promotional items, but in 2013, the rate of spending slowed. We lost our 3rd largest customer from 2012 ($15,682) and partially made up for it with new customers. Our top five customers accounted for 86% of sales, or $58,356, in 2013, versus 2012 of 84% or $59,580.

COST OF SALES: Cost of sales (COS) were $16,172 (or 24.2% of revenue) for the year ended December 31, 2013 compared to $26,155 (or 37% of revenue) for the same period in 2012. The decrease in COS by 12.5% point is due to product mix, as Pad Prints, a high margin product, was up $19,900 and Garments and USB’s, lower margin products, were up $7,235 and $13,450, respectively.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $15,972 and $20,125, were $118,942nd $84,974 for the twelve month periods ended December 31, 2013 and 2012, respectively, an increase of $33,968. The increase in costs were mainly due to increased expenses in payroll ($24,720 for the President).

NET INCOME (LOSS). The Net Loss for the year ended December 31, 2013 and 2012 increased from ($59,780) to ($84,169). The change versus 2012 was due to the explanations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $49,643 and $49,575 as of December 31, 2013 and December 31, 2012, respectively, for working capital. No interest is paid on this advance. This is also disclosed in Note 6 to the December 31, 2013 financial statements.

Long Term Liquidity:

The long term liquidity needs of the Company, provided the sales level increases, are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities for the year ended December 31, 2013 were negative $51,205 versus 2012 of negative $47,495.  We anticipate 2014 Cash Flow from Operating Activities to improve.

Capital Resources

In January 2008, the Company entered into a capital lease commitment that has a term of four years, ending December 2012. The general purpose of the lease commitment is for equipment that is used in the Company’s operations of printing and puts us on the cutting edge of “Direct to Garment” printing as discussed above.  Annual commitments were $5,844 with a total commitment of $29,220. The balance due at December 31, 2013 was $0.

Material Changes in Financial Condition

WORKING CAPITAL: In the year ended December 31, 2013, working capital decreased by approximately $68,300 to negative $48,200 versus December 31, 2012.  This decrease is primarily due to a reduction in cash of $51,137, and an increase in accounts payable/accrued expenses of $15,400.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation expense, reserve for doubtful accounts and interest expense accruals on capital leases.

STOCKHOLDERS’ EQUITY (DEFICIT): Stockholders’ Equity (Deficit) changed by $84,169 in the year ended December 31, 2013 versus December 31, 2012 due to the net loss in the year ended December 31, 2013.

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

Management Advisors

Yorkdale Capital, LLC. advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC. or its principals are shareholders and were paid $20,286 and $19,750 for services in the years ended December 31, 2013 and 2012, respectively.

Plan of Operations

The plan of operations for the 12 months will include the continued growth plan of the Company and will concentrate in three areas:

1.	Organic growth through existing customers
2.	New markets
3.	New customers

Organic growth through existing customers: Our organic growth in 2013 leveled out as many small businesses slowed down spending discretionary funds on promotional items. There are no current significant seasonal trends in our business that will impactour business quarter-to-quarter.

New Markets: We continue to explore and review all opportunities to acquiring state of the art apparel printers and developing and launching our shopping and ordering web site “Just 1 Tee” which we did not do in 2012 due to lack of working capital. By investing in new equipment combined with our web-site, we will reach new geographies and will be able to service customer projects that we are currently unable to service.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs, appear on pages F-1 through F-11 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control---Integrated Framework at December 31, 2013. Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
William Lewis	56	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2013 and 2012 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration

William Lewis	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2013: $24,720 2012: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.                     SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2013 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director Consultant – Yorkdale Capital, LLC Consultant – Yorkdale Capital, LLC	William Lewis Charles Smith Mark Smith	6,450,000 170,000* 256,600**	83.20% 2.19% 3.31%

•	*20,000 of these shares were purchased in the initial public offering of the Company.
•	** 6,500 of these shares were purchased in the initial public offering of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

•	The Company rents warehouse space from the President at $1,000 per month on a month-to-month lease. As of December 31, 2013, $34,255 was accrued for rent expense not yet paid.
•	The Company owes the Company’s President $43,643 as of December 31, 2013 for operating expenses paid on the Company’s behalf.

There are no other agreements or proposed transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2013 was $7,500 and in 2012 was $5,500

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements was $2,500 per quarter in 2013 and $1,100 per quarter in 2012.

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

PART IV

 ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K on October 27, 2012 referencing the appointment of Norma P. Lewis to serve as Secretary of Hall Tees.

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

Dated: April 14, 2014

HALL TEES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

EFP Rotenberg, LLP

Rochester, New York

April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hall Tees, Inc.

We have audited the accompanying consolidated balance sheet of Hall Tees, Inc. as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. Hall Tees, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hall Tees, Inc. as of December 31, 2013, and the results of its operations and its cash flows for each of the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Plano, Texas

April 14, 2014

HALL TEES, INC. Consolidated Balance Sheets December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$47,298	$98,435
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $2,200	47	1,799
Total Current Assets	47,345	100,234

Deposits	108	—
Fixed Assets, Net of Accumulated Depreciation of $90,518 and $81,850	19,449	35,421

TOTAL ASSETS	$66,902	$135,655

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Accounts Payable	$10,850	$8,283
Accrued Expenses	35,011	22,230
Amounts due Shareholder	49,643	49,575
Current Portion of Capital Lease	—	—
Total Current Liabilities	95,504	80,088

Long Term Liabilities
Capitalized Lease Obligation	—	—
Less: Current Portion	—	—
Total Long Term Liabilities	—	—
Total Liabilities	95,504	80,088

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(426,302)	(342,133)
Total Stockholders' Equity (Deficit)	(28,602)	55,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$66,902	$135,655

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012

	2013	2012

REVENUE	$66,853	$71,288

COST OF SALES	16,172	26,155
GROSS PROFIT	50,681	45,133

OPERATING EXPENSES
Depreciation	15,972	20,125
Selling and Advertising Expenses	—	1,487
Other General Expenses	118,942	83,487
TOTAL OPERATING EXPENSES	134,914	105,099

NET OPERATING LOSS	(84,233)	(59,966)

OTHER INCOME (EXPENSE)
Interest Income	64	186
Interest Expense	—	—
TOTAL OTHER INCOME (EXPENSE)	64	186

NET LOSS BEFORE INCOME TAXES	(84,169)	(59,780)

Provision for Income Taxes (Expense) Benefit	—	—

NET LOSS	$(84,169)	$(59,780)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,755,400
Loss for Common Stockholders	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statement of Changes in Stockholders’ Equity(Deficit) For the Years Ended December 31, 2013 and 2012

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals
Stockholders' Equity (Deficit),
January 1, 2012	7,755,400,	$7,755	$389,945	$(282,353)	$115,347

Net Loss				(59,780)	(59,780)

Stockholders' Equity (Deficit),
December 31, 2012	7,755,400,	$7,755	$389,945	$(342,133)	$55,567

Net Loss				(84,169)	(84,169)

Stockholders' Equity (Deficit),
December 31, 2013	7,755,400	$7,755	$389,945	$(426,302)	$(28,602)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(84,169)	$(59,780)
Adjustments to reconcile net loss to net cash used
for operating activities:
Depreciation	15,972	20,125
Shares issued for services	—	—
Bad Debt Expense	—	1,487
Changes in assets and liabilities:
(Increase) / decrease in Accounts Receivable	1,725	(2,616)
(Increase) in Other Assets	(108)	—
Increase in Accounts Payable	2,567	7,176
Increase (Decrease) in Accrued Expenses	12,781	(13,887)
Net Cash Used for Operating Activities	(51,205)	(47,495)

CASH FLOWS USED IN INVESTING ACTIVITIES
Sale of Fixed Assets	—	4,569
Net Cash Provided in Investing Activities	—	4,569

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	—	(5,844)
Proceeds from Sale of Stock	—	—
Borrowings from Stockholder	68	6,099
Net Cash Provided/(Used) by Financing Activities	68	255

NET INCREASE IN CASH AND CASH EQUIVALENTS	(51,137)	(42,671)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	98,435	141,106

CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,298	$98,435

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Notes to the Consolidated Financial Statements December 31, 2013 and 2012

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Hall Tees, Inc. (The “Company”) operates as a printer and silk screener. The Company is located in Rowlett, Texas and was incorporated on September 13, 2007 under the laws of the State of Nevada.

Hall Tees, Inc., is the parent company of Hall Tees & Promotions, L.L.C. (“Hall Tees Texas”), a company incorporated under the laws of the State of Texas. Hall Tees Texas was established in 2007.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $2,200 at December 31, 2013 and 2012, respectively. Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Furniture & Equipment	$80,747	$88,051
Capitalized Leases	29,220	29,220
Gross Fixed Assets	109,967	117,271
Less: Accumulated Depreciation	(90,518)	(81,850)
Net Fixed Assets	$19,449	$35,421

Depreciation expense for the years ended December 31, 2013 and 2012 was $15,972 and $20,125, respectively.

NOTE 3 – OPERATING LEASES

The Company leases a 1,000 square foot space on a month to month basis for $1,000 per month. Rent expense was $12,000 (see Note 6) for the years ended December 31, 2013 and 2012.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2013 and December 31, 2012, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2013 and December 31, 2012, there were 7,755,400 and 7,755,400 shares outstanding, respectively.

The Company does not have any stock option plans or warrants.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10 that requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at December 31, 2013 and 2012 consisted of the following:

Deferred tax asset related to:		2013		2013
Prior year		$79,285		$64,340
Tax benefit for current year		21,042		14,945
Total deferred tax asset		100,327		79,285
Less: valuation allowance		(100,327)		(79,285)
Net deferred tax asset	$		$

The net deferred tax asset generated primarily by the Company’s net operating loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $426,302 at December 31, 2013, and will expire in through 2032.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2013 and 2012 are attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at December 31, 2013.

Upon adoption of ASC 740-10, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the year ended December 31, 2013, the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President, also a Stockholder of the Company, has advanced the Company $49,643 and $49,575 as of December 31, 2013 and December 31, 2012, respectively, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007 and ending December 31, 2013, the President provides general management services to the Company up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $24,720 and $0 for the years ended December 31, 2013 and 2012, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities. Total charges were $12,000 in 2013 and 2012.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of approximately $48,000 as of December 31, 2013. Because of this low level of working capital and limited operating history and limited operations, the Company may require additional working capital to survive. The Company raised additional working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8-REVENUE CONCENTRATION

The Company’s five largest customers account for 86% ($57,636) of the 2013 year-to-date revenues. The table below discloses the largest customers 2013 versus 2012 for the year ended December 31, 2013 and 2012 (note: comparison of largest customers year-over-year).

	YTD 2013 Sales		YTD 2012 Sales
TOP 5 customer	$	%	$	%
Cust 1	36,341	54%	19,421	27%
Cust 2	18,423	28%	18,870	27%
Cust 3	1,020	2%	15,682	22%
Cust 4	963	1%	3,302	5%
Cust 5	889	1%	2,305	3%
Other	9,217	14%	11,708	16%

TOTAL	66,853	100%	71,288	100%

