Form 10-Q
period 2014-03-31
HALL TEES, INC.
filed 2014-05-14
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ ]  No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X]

As of May 14, 2014, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC. Condensed Consolidated Balance Sheets March 31, 2014 and December 31, 2013

	2014 (Unaudited)	2013 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$36,218	$47,298

Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $0	1,457	47
Total Current Assets	37,675	47,345

Fixed Assets, Net of Accumulated Depreciation of $94,359 and $90,518	15,608	19,449

Other assets	0	108

TOTAL ASSETS	$53,283	$66,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$10,850	$10,850
Accrued Expenses	37,674	35,011
Amounts due to Shareholder	49,643	49,643

Total Current Liabilities	98,167	95,504

Total Liabilities	98,167	95,504

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(442,584)	(426,302)
Total Stockholders' Equity	(44,884)	(28,602)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,283	$66,902

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Operations For the Three Months ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUE	$11,827	$16,370
COST OF SALES	1,825	5,487

GROSS PROFIT	10,002	10,883

OPERATING EXPENSES
Depreciation	3,841	4,448
General and administrative	22,449	27,753
TOTAL OPERATING EXPENSES	26,290	32,201

NET OPERATING LOSS	(16,288)	(21,318)

OTHER INCOME
Interest Income	6	26

TOTAL OTHER INCOME	6	26

NET LOSS BEFORE INCOME TAXES	(16,282)	(21,292)

Provision for Income Taxes (Expense) Benefit	—	—

NET LOSS	$(16,282)	$(21,292)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,755,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) For the Three Months ended March 31, 2014 and The Year Ended December 31, 2013 (Unaudited)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit),
January 1, 2013	7,755,400	$7,755	$389,945	$(342,133)	$55,567

Net Loss				(84,169)	(84,169)

Stockholders' Equity (Deficit),
December 31, 2013	7,755,400	$7,755	$389,945	$(426,302)	$(28,602)

Net Loss				(16,282)	(16,282)

Stockholders' Equity (Deficit),
March 31, 2014	7,755,400	$7,755	$389,945	$(442,584)	$(44,884)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Cash Flows For the Three Months ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(16,282)	$(21,292)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	3,841	4,448
Bad Debt Expense	—	—
Changes in assets and liabilities:
Accounts Receivable	(1,410)	1,258
Other Assets	108	—
Accounts Payable	—	3,442
Accrued Expenses	2,663	3,465
Net Cash Used by Operating Activities	(11,080)	(8,679)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Net Cash Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments	—	—
Borrowings: Stockholder Advances	—	3,250
Net Cash Provided (Used) by Financing Activities	—	3,250

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,080)	(5,429)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,298	98,435

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,218	$93,006

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During the Year for Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2014 and 2013 have been made.

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

Accounts Receivable:

Accounts receivables are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 at March 31, 2014 and December 31, 2013. Write offs are recorded at a time when a customer receivable is deemed uncollectible. During the three months ended March 31, 2014, the Company had no write-offs.

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

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10. Revenue will be recognized only when all of the following criteria have been met:

–	Persuasive evidence of an arrangement exists;
–	Ownership and all risks of loss have been transferred to buyers, which is generally upon shipment or at the time the service is provided;
–	The price is fixed and determinable; and
–	Collectability is reasonably assured.

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Furniture & Equipment	$80,747	$80,747
Capitalized Leases	29,220	29,220
Gross Fixed Assets	109,967	109,967
Less: Accumulated Depreciation	(94,359)	(90,518)
Net Fixed Assets	$15,608	$19,449

Depreciation expenses for the three months ended March 31, 2014 and March, 31, 2013 were $3,841 and $4,448.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $3,000 for the three month periods ended March 31, 2014 and 2013.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2014 and December 31, 2013, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2014 and December 31, 2013, there were 7,755,400 shares outstanding respectively.

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

Deferred tax assets at March 31, 2014 and December 31, 2013 consisted of the following:

9

	2014	2013
Deferred Tax Asset	$104,398	$100,327
Less: Valuation Allowance	(104,398)	(100,327)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $442,584 at March 31, 2014 and $426,302 at December 31, 2013, and will expire in 2025 through 2032.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2014 and 2013 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at March 31, 2014 and December 31, 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $49,643 as of March 31, 2014 and December 31, 2013, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring at December 31, 2013 and updated to end at December 31, 2014, the President provides general management services to the Company for up to $4,000 per month.  Payroll expense incurred under this contract totaled approximately $6,900 and $6,750 for the three months ended March 31, 2014 and 2013, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities.  Total charges were $3,000 in each of the three months ended March 31, 2014 and 2013.

Yorkdale Capital, LLC advised and assisted the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoice the company for general accounting services and administrative services. The accounts payable balance at March 31, 2014 was $8,250 and at December 31, 2013 was $9,750. Yorkdale Capital, LLC resigned in April 2014.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of $60,492 at March 31, 2014 and negative $48,159 as of December 31, 2013. Due to the limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient, it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – REVENUE CONCENTRATION

The Company’s three largest customers account for 100% ($11,827) of the 2014 year-to-date revenues. The table below discloses the largest customers 2014 versus 2013 for the three months ended March 31, 2014 and 2013 (note: comparison of largest customers year-over-year).

	March YTD 2014 Sales		March YTD 2013 Sales
TOP 5 customer	$	%	$	%
Cust 1	10,504	89%	10,200	63%
Cust 2	765	6%	5,628	34%
Cust 3	557	5%	542	3%

TOTAL	11,827	100%	16,370	100%

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

General

In the first three months ended March 31, 2014, top line revenue decreased 28% to $11,827 over the same three months in 2013. We are hopeful that as the economy strengthens, we see more companies increase marketing and promotional spending.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014

Our quarter ended on March 31, 2014.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2014 was $11,827 compared to $16,370 for the three month periods ended March 31, 2013. Revenue decreased by $4,543 or 28% due to an increase of online competition which led to lower prices and lower sales volume.

COST OF SALES: Cost of sales (COS) was $1,825 (or 15.4% of revenue) for the three months ended March 31, 2014 compared to $5,487 (or 33.5% of revenue) for the same period in 2013.  The large decrease in COS as a percent of sales is due to product mix as sales were geared toward higher margin products.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $3,841 and $4,448, were $22,449 and $27,753 for the three-month periods ended March 31, 2014 and 2013, respectively. The decrease in expenses was due to a reduction in professional fees of approximately $5,000.

NET LOSS. The Net Loss for the three months ended March 31, 2014 and 2013 was $16,282 versus $21,292, respectively. The main driver behind the decrease in the net loss was the increase of online competition as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $49,643 as of March 31, 2014 and December 31, 2013, for working capital. No interest is paid on this advance. This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the three months ended March 31, 2014 was negative $11,080.  The Company continually is seeking new opportunities to spur sales and increase top line revenue.

Going Concern

Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2013, which raises substantial doubt about our ability to continue as a going concern. See Note 7.

Capital Resources

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $12,333 to negative $60,492 since December 31, 2013.  This decrease is due to the reduction in cash of $11,080, an increase in accounts receivable of $1,410 and an increase in current liabilities of $2,663.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $16,282 due to the net loss.

Management Advisors

Yorkdale Capital, LLC advised and assisted the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoice the company for general accounting services and administrative services. The accounts payable balance at March 31, 2014 was $8,250 and at December 31, 2013 was $9,750. Yorkdale Capital, LLC resigned in April 2014.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive and Chief Financial Officer as of March 31, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

-	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

-	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2014

