Form 10-Q
period 2014-06-30
HALL TEES, INC.
filed 2014-08-19
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from_____________________________ to .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X]

As of August 15, 2014, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC.

Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

ASSETS	2014 (Unaudited)	2013 (Audited)
Current Assets
Cash and Cash Equivalents	$35,140	$47,298

Accounts Receivable, Net of Allowance for Doubtful Accounts of
$0 and $0	134	47
Total Current Assets	35,274	47,345

Fixed Assets, Net of Accumulated Depreciation of $98,201 and $90,518	11,766	19,449

Other assets	0	108

TOTAL ASSETS	$47,040	$66,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$13,243	$10,850
Accrued Expenses	41,081	35,011
Amounts due to Shareholder	49,643	49,643

Total Current Liabilities	103,967	95,504

Total Liabilities	103,967	95,504

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized, 0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(454,627)	(426,302)
Total Stockholders' Equity	(56,927)	(28,602)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,040	$66,902

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE	$16,380	$12,056	$28,207	$28,426
COST OF SALES	620	2,272	2,445	7,759
GROSS PROFIT	15,760	9,784	25,762	20,667

OPERATING EXPENSES
Depreciation	3,842	4,042	7,683	8,490
General and Administrative Expenses	23,963	34,458	46,412	62,211
TOTAL OPERATING EXPENSES	27,805	38,500	54,095	70,701

NET OPERATING LOSS	(12,045)	(28,716)	(28,333)	(50,034)

OTHER INCOME
Interest Income	2	16	8	42

TOTAL OTHER INCOME	2	16	8	42

NET LOSS BEFORE INCOME TAXES	(12,043)	(28,700)	(28,325)	(49,992)

Provision for Income Taxes (Expense) Benefit	—	—	—	—

NET LOSS	$(12,043)	$(28,700)	$(28,325)	$(49,992)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,755,400	7,755,400	7,755,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Six Months ended June 30, 2014 and
The Year Ended December 31, 2013
(Unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Acccumulated (Deficit)	Totals
Stockholders’ Equity (Deficit),
January 1, 2013	7,755,400	$7,755	$389,945	$(342,133)	$55,567
Net Loss				(84,169)	(84,169)

Stockholders' Equity (Deficit), December 31, 2013	7,755,400	$7,755	$389,945	$(426,302)	$(28,602)

Net Loss				(28,325)	(28,325)

Stockholders' Equity (Deficit), June 30, 2014	7,755,400	$7,755	$389,945	$(454,627)	$(56,927)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2014 and 2013
(Unaudited)

	2014	2013
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(28,325)	$(49,992)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,683	8,490
Bad Debt Expense	—	—
Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(87)	1,719
(Increase) Decrease in Other Assets	108	—
Increase (Decrease) in Accounts Payable	2,393	967
Increase (Decrease) in Accrued Expenses	6,070	6,508
Net Cash Used by Operating Activities	(12,158)	(32,308)
CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Net Cash Provided by Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments
Borrowings: Stockholder Advances		3,368
Net Cash Provided (Used) by Financing Activities	—	3,368

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,158)	(28,940)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	47,298	98,435

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,140	$69,495

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—	$—
Cash Paid During the Year for Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTINGPOLICIES

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended June 30, 2014 and 2013 have been made.

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

Accounts Receivable:

Accounts receivables are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 at June 30, 2014 and December 31, 2013. Write offs are recorded at a time when a customer receivable is deemed uncollectible. During the three months ended June 30, 2014, the Company had no write-offs.

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

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10. Revenue will be recognized only when all of the following criteria have been met:

–	Persuasive EVIDENCE OF AN ARRANGEMENT EXISTS;
–	Ownership and all risks of loss have been transferred to buyers, which is generally pon shipment or at the time the service is provided;
–	The price is fixed and determinable; and
–	Collectability is reasonably assured

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

 NOTE 2–FIXED ASSETS

Fixed assets at June 30, 2014 and December 31, 2013 are as follows:
	2014	2013
Furniture & Equipment	$80,747	$80,747
Capitalized Leases	29,220	29,220
Gross Fixed Assets	109,967	109,967
Less: Accumulated Depreciation	(98,201)	(90,518)
Net Fixed Assets	$11,766	$19,449

Depreciation expenses for the six months ended June 30, 2014 and June 30, 2013 were $7,683 and $8,490.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $6,000 for the six month periods ended June 30, 2014 and 2013.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2014 and December 31, 2013, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2014 and December 31, 2013, there were 7,755,400 shares outstanding respectively.

The Company does not have any stock option plans or warrants.

NOTE 5–INCOME TAXES

 The Company has adopted ASC 740, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be.

Deferred tax assets at June 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Deferred Tax Asset	$113,657	$100,327
Less: Valuation Allowance	(113,657)	(100,327)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the Company’s net operating loss carry forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $454,627 at June 30, 2014 and $426,302 at December 31, 2013, and will expire in 2025 through 2032.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2014 and 2013 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at June 30, 2014 and December 31, 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the three months ended June 30, 2014 and the year ended December 31, 2013, the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $49,643 as of June 30, 2014 and December 31, 2013, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring at December 31, 2013 and updated to end at December 31, 2014, the President provides general management services to the Company for up to $4,000 per month. Payroll expense incurred under this contract totaled approximately $13,700 and $12,420 for the six months ended June 30, 2014 and 2013, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities. Total charges were $6,000 in each of the six months ended June 30, 2014 and 2013.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of $68,693 at June 30, 2014 and negative $48,159 as of December 31, 2013. Due to the limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient, it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 note 8 –REVENUE CONCENTRATION

The Company’s three largest customers account for 97% ($11,827) of the 2014 year-to-date revenues. The table below discloses the largest customers 2014 versus 2013 for the six months ended June 30, 2014 and 2013 (note: comparison of largest customers year-over-year).

June YTD 2014 Sales		June YTD 2013 Sales
TOP 5 customer	$	%	$	%
Cust 1	21,554	76%	18,800	66%
Cust 2	4,936	18%	5,628	20%
Cust 3	965	3%	1,355	5%
TOTAL	27,455	97%	25,783	91%

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

General

In the six months ended June 30, 2014, top line revenue was similar to the same six months in 2013. We are hopeful that as the economy strengthens, we see more companies increase marketing and promotional spending.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2014

Our quarter ended on June 30, 2014. Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

Revenue. Revenue for the three months ended June 30, 2014 was $16,380 compared to $12,056 for the three months ended June 30, 2013. Revenue for the six months ended June 30, 2014 was $28,207 compared to $28,426 for the six month periods ended June 30, 2013. Revenue was even with the same six months of the prior year.

Cost of Sales. Cost of sales was $620 (or 4% of revenue) for the three months ended June 30, 2014 compared to $2,272 (or 19% of revenue) for the same period in 2013. Cost of sales was $2,445 (or 9% of revenue) for the six months ended June 30, 2014 compared to $7,759 (or 27% of revenue) for the same period in 2013. The large decrease in cost of sales as a percent of sales is due to product mix as sales were geared toward higher margin products.

Operating Expense. Operating expenses, exclusive of depreciation expense of $3,842 and $4,042, were $23,963 and $34,458 for the three month periods ended June 30, 2014 and 2013, respectively. The decrease in expenses was due to a reduction in professional fees of approximately $8,000 operating expenses, exclusive of depreciation expense of $7,683 and $8,490, were $46,412 and $62,211 for the six month periods ended June 30, 2014 and 2013, respectively. The decrease in expenses was due to a reduction in professional fees of approximately $12,000 and fees and other expenses of $3,000.

Net Loss. Net Loss for the thre months ended June 30, 2014 and 2013 was $12,043 versus $28,700, respectively. The main driver behind the decrease in the net loss was the increase of online competition as discussed above. Net Loss for the six months ended June 30, 2014 and 2013 was $28,325 versus $49,992, respectively. The main driver behind the decrease in the net loss was the decrease in expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $49,643 as of June 30, 2014 and December 31, 2013 for working capital. No interest is paid on this advance. This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the six months ended June 30, 2014 was negative $12,158. The Company is continually seeking new opportunities to spur sales and increase top line revenue.

Going Concern: Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2013, which raises substantial doubt about our ability to continue as a going concern. See Note 7.

Capital Resources

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Conditions

Working Capital: Working Capital decreased by approximately $20,534 to negative $68,693 since December 31, 2013. This decrease is due to the reduction in cash of $12,158, an increase in accounts receivable of $87 and an increase in current liabilities of $8,463.

Shareholders’ Equity: Shareholders’ Equity decreased by $28,325 due to the net loss.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2014, our Chief Executive officer and Chief Financial Officer as of June 30, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 15, 2014

