Form 10-Q
period 2014-09-30
HALL TEES, INC.
filed 2014-11-19
CIK 1431499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2014

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

214-883-0140
(Issuer’s telephone number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X]

As of November 10, 2014, there were 7,755,400 shares of Common Stock of the issuer outstanding.

1

HALL TEES, INC.

Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013

ASSETS Current Assets	2014 (Unaudited)	2013 (Audited)

Cash and Cash Equivalents	$23,353	$47,298
Accounts Receivable, Net of Allowance for Doubtful Accounts of
$0 and $0	134	47
Total Current Assets	23,487	47,345
Fixed Assets, Net of Accumulated Depreciation of $102,042 and $90,518	7,925	19,449

Other assets	0	108

TOTAL ASSETS	$31,412	$66,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$15,919	$10,850
Accrued Expenses	43,302	35,011
Amounts due to Shareholder	49,643	49,643

Total Current Liabilities	108,864	95,504

Total Liabilities	108,864	95,504
Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized, 0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 7,755,400 and 7,755,400 shares issued and outstanding	7,755	7,755
Additional Paid-In Capital	389,945	389,945
Accumulated Deficit	(475,152)	(426,302)
Total Stockholders' Equity	(77,452)	(28,602)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,412 31,412	$66,902

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC. Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Nine months Ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013

REVENUE	$11,090	$21,927	$39,297	$50,353
COST OF SALES	0	4,417	2,445	12,176
GROSS PROFIT	11,090	17,510	36,852	38,177

OPERATING EXPENSES
Depreciation	3,841	3,641	11,524	12,131
General and Administrative Expenses	27,774	27,942	74,186	90,153
TOTAL OPERATING EXPENSES	31,615	31,583	85,710	102,284

NET OPERATING LOSS	(20,525)	(14,073)	(48,858)	(64,107)

OTHER INCOME
Interest Income	0	13	8	55

TOTAL OTHER INCOME	0	13	8	55

NET LOSS BEFORE INCOME TAXES	(20,525)	(14,060)	(48,850)	(64,052)

Provision for Income Taxes (Expense) Benefit	—	—	—	—

NET LOSS	$(20,525)	$(14,060)	$(48,850)	$(64,052)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	7,755,400	7,755,400	7,755,400	7,755,400
Income (Loss) for Common Stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months ended September 30, 2014 and
The Year Ended December 31, 2013
(Unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Acccumulated (Deficit)	Totals
Stockholders’ Equity (Deficit),
January 1, 2013	7,755,400	$7,755	$389,945	$(342,133)	$55,567

Net Loss				(84,169)	(84,169)

Stockholders' Equity (Deficit), December 31, 2013	7,755,400	$7,755	$389,945	$(426,302)	$(28,602)

Net Loss				(48,850)	(48,850)

Stockholders' Equity (Deficit), June 30, 2014	7,755,400	$7,755	$389,945	$(475,152)	$(77,452)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

HALL TEES, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2014 and 2013
(Unaudited)

	2014		2013
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(48,850)		$(64,052)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	115243		12,131
Bad Debt Expense	—		—
Changes in assets and liabilities:
Accounts Receivable	(40)		1,719
Other Assets	108		—
Accounts Payable	5,069		4,300
Accrued Expenses	82,24	4	9,868
Net Cash Used by Operating Activities	(23,945)		(35,954)
CASH FLOWS FROM INVESTING ACTIVITIES
	—		—
Net Cash Provided by Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalized Lease Payments
Borrowings: Stockholder Advances			68
Net Cash Provided (Used) by Financing Activities	—		68

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,945)		(35,886)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	47,298		98,435

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,353		$62,549

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$—		$—
Cash Paid During the Year for Taxes	$—		$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HALL TEES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2014 and 2013 have been made.

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

Accounts Receivable:

Accounts receivables are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 at September 30, 2014 and December 31, 2013. Write offs are recorded at a time when a customer receivable is deemed uncollectible. During the nine months ended September 30, 2014, the Company had no write-offs.

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

Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly. actual results could differ from those estimages.

 NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2014 and December 31, 2013 are as follows:
	2014	2013
Furniture & Equipment	$80,747	$80,747
Capitalized Leases	29,220	29,220
Gross Fixed Assets	109,967	109,967
Less: Accumulated Depreciation	(102,042)	(90,518)
Net Fixed Assets	$7,925	$19,449

Depreciation expenses for the nine months ended September 30, 2014 and September 30, 2013 were $11,524 and 12,131.

NOTE 3 – CAPITALIZED AND OPERATING LEASES

The Company leases a 1,200 square foot warehouse space on a month to month basis for $1,000 per month. Rent expense was $9,000 for the nine month periods ended September 30, 2014 and 2013.

NOTE 4 – EQUITY

The Company is authorized to issue 25,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2014 and December 31, 2013, there were zero shares outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2014 and December 31, 2013, there were 7,755,400 shares outstanding respectively.

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

Deferred tax assets at September 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Deferred Tax Asset	$118,788	$100,327
Less: Valuation Allowance	(118,788)	(100,327)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $475,152 at September 30, 2014 and $426,302 at December 31, 2013, and will expire in 2025 through 2032.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2014 and 2013 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings, therefore, is fully reserved at September 30, 2014 and December 31, 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company recognized no interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and a Stockholder of the Company has advanced the Company $49,643 as of September 30, 2014 and December 31, 2013, for working capital. No interest is paid on this advance.

Under a contract with the Company beginning November 6, 2007, originally expiring at December 31, 2013 and updated to end at December 31, 2014, the President provides general management services to the Company for up to $4,000 per month. Payroll expense incurred under this contract totaled approximately $19,350 and $20,220 for the ninemonths ended September 30, 2014 and 2013, respectively.

The Company pays rent of $1,000 per month to the President for warehouse facilities. Total charges were $9,000 in each of the nine months ended September 30, 2014 and 2013.

NOTE 7– FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital of $85,377 at September 30, 2014 and negative $48,159 as of December 31, 2013. Due to the limited operating history and limited operations, the Company may require additional working capital to survive. If the funds the Company has are not sufficient, it will also consider bank loans or additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8–REVENUE CONCENTRATION

The Company’s three largest customers account for 97%, $38,051 of the 2014 year-to-date revenues. The table below discloses the largest customers 2014 versus 2013 for the nine months ended September 30, 2014 and 2013 (note: comparison of largest customers year-over-year).

September YTD 2014 Sales		September YTD 2013 Sales
TOP 5 customer	$	%	$	%
Cust 1	30,457	78%	29,200	58%
Cust 2	6,829	17%	12,757	25%
Cust 3	765	2%	1,020	2%
Other	1,246	3%	7,376	15%
TOTAL	39,297	100%	50,353	100%

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

General

In the nine months ended September 30, 2014, top line revenue was down when compared to the same nine months in 2013. We are hopeful that as the economy strengthens, we see more companies increase marketing and promotional spending.

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Our quarter ended on September 30, 2014. Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE. Revenue for the three months ended September 30, 2014 was $11,090 compared to $21,927 for the three month periods ended September 30, 2013. Revenue for the nine months ended September 30, 2014 was $39,297 compared to $50,353 for the nine month periods ended September 30, 2013. Revenue was lower in the periods in 2014 as more contract work was done compared to custom jobs. Contract work pays less than custom work.

COST OF SALES: Cost of sales was $0 for the three months ended September 30, 2014 compared to $4,417 (or 20% of revenue) for the same period in 2013. Cost of sales was $2,445 (or 6% of revenue) for the nine months ended September 30, 2014 compared to $12,176 (or 24% of revenue) for the same period in 2013. The large decrease in cost of sales as a percent of sales is due to product mix as sales were geared toward more contract versus custom work.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $3,841 and $3,641, were $27,774 and $27,942 for the three month periods ended September 30, 2014 and 2013, respectively. The expenses remained relatively the same. Operating expenses, exclusive of depreciation expense of $11,524 and $12,131, were $74,186 and $90,153 for the nine month periods ended September 30, 2014 and 2013, respectively. The decrease in expenses was due to a reduction in professional fees of approximately $12,000 and other expenses of $4,000.

NET LOSS. Net Loss for the nine months ended September 30, 2014 and 2013 was $20,525 versus $14,060, respectively. The main driver behind the increase in the net loss was the performing of more contract work versus custom work as discussed above. Net Loss for the nine months ended September 30, 2014 and 2013 was $48,850 versus $64,052, respectively. The main driver behind the increase in the net loss was the performing of more contract work versus custom work as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the major shareholder / President of the Company. The President has advanced the Company $49,643 as of September 30, 2014 and December 31, 2013, for working capital. No interest is paid on this advance. This is also disclosed in Note 6.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from operations for the nine months ended September 30, 2014 was negative $23,945. The Company continually is seeking new opportunities to spur sales and increase top line revenue.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by approximately $48,159o negative $85,377 since December 31, 2013. This decrease is due to the reduction in cash of $23,945, an increase in accounts receivable of $87and an increase in current liabilities of $13,360.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $48,850 due to the net loss.

Item 3: Quantitative and Qualitative Disclosures About Market Risk Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2014, our Chief Executive and Chief Financial Officer as of September 30, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Exhibit Name of Exhibit

Number

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by

31.1 Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by

31.2 Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 19, 2014

